Form 10-Q
period 2006-06-30
Team Finance LLC; Health Finance CORP
filed 2006-08-09
CIK 1356207, 1356200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number 333-80337

Team Finance LLC

(Exact name of registrant as specified in its charter)

Delaware	8099	20-3818106
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Health Finance Corporation

(Exact name of registrant as specified in its charter)

Delaware	8099	20-3818041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1900 Winston Road

Suite 300

Knoxville, Tennessee 37919

(865) 693-1000

(Address, zip code, and telephone number, including

area code, of registrant’s principal executive office.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

As of August 9, 2006, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock , with a par value of $.01 of Health Finance Corporation.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health, Inc. (the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to professional liability lawsuits and governmental agency investigations;

•	the adequacy of our insurance coverage and insurance reserves;

•	our reliance on third-party payers;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our ability to enter into and retain contracts with hospitals, military treatment facilities and other healthcare facilities on attractive terms;

•	changes in rates or methods of government payments for our services;

•	our ability to successfully integrate strategic acquisitions;

•	the control of our company by our Sponsor may be in conflict with our interests;

•	our future capital needs and ability to obtain future financing;

•	our ability to carry out our business strategy;

•	our ability to continue to recruit and retain qualified healthcare professionals and our ability to attract and retain operational personnel; competition in our market;

•	our ability to maintain or implement complex information systems;

•	our substantial indebtedness;

•	our ability to generate cash flow to service our debt obligations;

•	certain covenants in our debt documents described in this prospectus;

•	general economic conditions; and

•	other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including filings on Forms 10-Q and 10-K.

The Company disclaims any intent or obligation to update “forward looking statements” made in this Form 10-Q to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED JUNE 30, 2006

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,261	$10,644
Accounts receivable, less allowance for uncollectibles of $152,389 and $127,740 in 2006 and 2005, respectively	180,808	180,407
Prepaid expenses and other current assets	18,616	5,961
Receivables under insurance programs	36,180	45,912
Income tax receivable	2,674	14,585

Total current assets	244,539	257,509
Investments of insurance subsidiary	50,102	41,452
Property and equipment, net	18,704	18,454
Other intangibles, net	28,808	37,256
Goodwill	140,148	150,166
Deferred income taxes	89,149	87,499
Receivables under insurance programs	22,704	30,375
Other	24,072	23,790

	$618,226	$646,501

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,874	$18,784
Accrued compensation and physician payable	76,595	81,319
Other accrued liabilities	77,043	85,509
Current maturities of long-term debt	9,950	9,550
Deferred income taxes	23,090	23,035

Total current liabilities	195,552	218,197
Long-term debt, less current maturities	633,625	635,750
Other non-current liabilities	165,852	176,075
Member’s deficit	(376,121)	(383,183)
Accumulated other comprehensive loss	(682)	(338)

	$618,226	$646,501

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Net revenue	$453,760	$401,605
Provision for uncollectibles	185,956	143,888

Net revenue less provision for uncollectibles	267,804	257,717
Cost of services rendered
Professional service expenses	203,319	186,315
Professional liability costs	12,147	13,149

Gross profit	52,338	58,253
General and administrative expenses	27,016	25,877
Management fee and other expenses	938	1,916
Loss on extinguishment of debt	—	1,402
Depreciation and amortization	7,106	6,659
Interest expense, net	14,110	6,722

Earnings before income taxes	3,168	15,677
Provision for income taxes	965	5,714

Net earnings	$2,203	$9,963

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Net revenue	$871,918	$799,672
Provision for uncollectibles	340,232	291,364

Net revenue less provision for uncollectibles	531,686	508,308
Cost of services rendered
Professional service expenses	399,344	366,643
Professional liability costs	11,671	18,392

Gross profit	120,671	123,273
General and administrative expenses	53,150	50,765
Management fee and other expenses	1,815	2,320
Impairment of intangibles	9,523	—
Loss on extinguishment of debt	—	1,402
Depreciation and amortization	14,241	13,317
Interest expense, net	27,895	13,913

Earnings before income taxes	14,047	41,556
Provision for income taxes	6,913	15,851

Net earnings	$7,134	$25,705

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$7,134	$25,705
Adjustments to reconcile net earnings:
Depreciation and amortization	14,241	13,317
Amortization of deferred financing costs	1,215	352
Write-off of deferred financing costs	—	734
Impairment of intangibles	9,523	—
Provision for uncollectibles	340,231	291,364
Deferred income taxes	1,307	1,125
Loss on sale of investment	—	201
Loss on sale of equipment	20	1,868
Equity in joint venture income	(815)	(953)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(340,632)	(298,345)
Prepaids and other assets	(13,110)	(11,446)
Income tax receivables	11,912	(4,958)
Accounts payable	(9,723)	(1,693)
Accrued compensation and physician payable	(4,424)	84
Other accrued liabilities	(1,467)	(2,120)
Professional liability reserves	1,000	12,762

Net cash provided by operating activities	16,412	27,997
Investing Activities
Purchases of property and equipment	(4,107)	(4,635)
Cash paid for acquisitions, net	(3,000)	(5,795)
Net change of short-term investments	—	64,676
Net purchases of investments by insurance subsidiary	(9,157)	(4,199)
Other investing activities	91	(147)

Net cash provided by (used in) investing activities	(16,173)	49,900
Financing Activities
Payments on notes payable	(2,125)	(80,150)
Proceeds from revolving credit facility	80,400	—
Payment on revolving credit facility	(80,000)	—
Payment of deferred financing costs	(680)	(271)
Proceeds from sales of common stock	—	279
Purchase of treasury stock	(2,161)	(984)
Proceeds from sale of treasury stock	—	485
Transaction payments in connection with recapitalization	(56)	—

Net cash used in financing activities	(4,622)	(80,641)

Net decrease in cash	(4,383)	(2,744)
Cash and cash equivalents, beginning of period	10,644	17,931

Cash and cash equivalents, end of period	$6,261	$15,187

Interest paid	$28,440	$15,380

Taxes paid	$3,948	$19,904

See accompanying notes to financial statements.

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

On November 23, 2005, affiliates of The Blackstone Group (“Blackstone”), a private equity firm, by way of merger with Team Health Holdings LLC (“Holdings”), acquired a 91.1% interest in Holdings (the “Recapitalization Merger”). Holdings became the parent corporation of Team Finance LLC (“Team Finance”). Also pursuant to the Merger Agreement dated October 11, 2005, Team MergerSub Inc., a Tennessee Corporation and wholly-owned subsidiary of Team Finance merged with and into Team Health, Inc. (“Team Health”) (the “Reorganization Merger”). References and information noted as being those of the “Company”, “we” or “our” relate to both Team Health and Team Finance. The remaining 8.9% ownership in Holdings is held by members of management of the Company.

The Recapitalization Merger was accounted for as a recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common stock of Team Health that was not owned by Holdings prior to November 23, 2005, was recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in Team Health was acquired by Holdings, resulting in Holdings owning 100% of the outstanding equity interests in Team Health In 1999, our former controlling stockholders acquired their controlling interest in Team Health in a transaction that was also accounted for as a recapitalization (the “1999 Recapitalization”). The Reorganization Merger also required the “push down” of the accounting basis established in the 1999 Recapitalization. Accordingly, the historical information for Team Health was restated for the effect of the Reorganization Merger for the purpose of presenting these consolidated financial statements of Team Finance.

The accompanying unaudited consolidated financial statements include the accounts of Team Health and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2005 audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4 as amended, filed with the Securities and Exchange Commission on May 15, 2006.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2.    Impairment of Intangibles

The Company provides management services to anaesthesia practices nationwide. These services are organized under an operating unit called Team Health Anaesthesiology Management Services (“THAMS”). In April 2006, THAMS received notification from its largest anaesthesia practice client of their intent to terminate its contract in accordance with the terms of the agreement.

Management concluded that THAMS’ existing revenues and operating income will be materially adversely affected as a result of this contract termination. The above noted facts and circumstances were concluded by management to require a test for recoverability of the existing contract intangibles under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS No. 144) and a “triggering event” under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (FAS No. 142). The Company as of March 31, 2006, had $2.7 million of net contract intangibles and $8.2 million of goodwill related to THAMS prior to recognition of any impairment losses. The total impact on the results of operations and financial condition of this operating unit is not known at this time. The remaining estimated impact on the results of operations of THAMS is dependent on our ability to successfully retain our other existing business, as well as winning new business.

Management, based on projections of the estimated results of the remaining business, believes that the net contract intangibles will not be fully recoverable, consequently the Company recorded a charge of $2.0 million in the results of operations in the first quarter of 2006. The charge reduced the book value of the contract intangibles within the management services reporting segment to its fair value estimated to be $0.7 million, as determined by using a discounted cash flow model.

Additionally, management believes the goodwill related to this business was impaired and that such impairment loss could be reasonably estimated based on such projections. The Company recorded a goodwill impairment loss of $7.5 million in the first quarter of 2006. The estimated impairment was determined following the provisions of FAS No. 142. Accordingly, the Company initially estimated the fair value of THAMS. The fair value of the business was determined using a multiple of projected cash flows on remaining contracts. The carrying value of the business exceeded its fair market value. The estimated fair value was allocated to the underlying net assets of the business following generally accepted accounting principles for allocating purchase prices. This included an allocation of value to the components of working capital; contract intangibles (based on discounting of future cash flows estimated to be derived from such contracts) with the remainder of such fair value assigned to goodwill. The estimate of the implied goodwill resulting from the aforementioned application of the principles outlined in FAS No. 142 was less than the recorded goodwill related to THAMS. As of June 30, 2006, subsequent to recording the impairment loss, there was no remaining goodwill associated with the THAMS operations.

Note 3.    Acquisitions

Effective May 1, 2006, the Company acquired the operations of two businesses. The acquired companies provide hospital emergency department and hospital physician staffing services under eleven contracts for locations in Ohio. The purchase price for the acquired companies was $4.0 million of which $3.0 million was paid in cash at May 1, 2006 and $1.0 million in assumed liabilities.

Effective July 1, 2006, the Company completed the acquisition of certain assets and related business operations of a hospital medicine and inpatient services business located in Florida. The purchase price for the acquired business was $17.9 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $9.6 million in future contingent payments.

Note 4.    Net Revenue

Net revenue for the three and six months ended June 30, 2006 and 2005, respectively, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Fee for service revenue	$354,012	$305,709	$675,251	$615,203
Contract revenue	91,488	87,547	180,168	168,497
Other revenue	8,260	8,349	16,499	15,972

	$453,760	$401,605	$871,918	$799,672

Note 5.    Other Intangible Assets

The following is a summary of intangible assets and related amortization as of June 30, 2006 and December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2006:
Contracts	$147,328	$118,679
Other	448	289

Total	$147,776	$118,968

As of December 31, 2005:
Contracts	$149,801	$112,727
Other	448	266

Total	$150,249	$112,993

Aggregate amortization expense:
For the six months ended June 30, 2006	$10,592

Estimated amortization expense:
For the remainder of the year ended December 31, 2006	$5,102
For the year ended December 31, 2007	4,523
For the year ended December 31, 2008	3,770
For the year ended December 31, 2009	3,501
For the year ended December 31, 2010	3,245

Note 6.    Income Taxes

The effective rate for the six months ended June 30, 2006 was 49.2% compared to 38.1% for the same period in 2005. The variance between periods is attributable to the non-deductibility of a portion of the impairment charge discussed in Note 2. Approximately $5.7 million of the $9.3 million charge is deductible for tax purposes.

Note 7.    Long-Term Debt

Long-term debt as of June 30, 2006 consists of the following (in thousands):

2006
Term Loan Facilities	$422,875
11.25% Senior Subordinated Notes	215,000
Revolving line of credit	5,700

643,575
Less current portion	(9,950)

$633,625

In connection with the merger, as more fully described in Note 1, the Company entered into a new credit facility with a group of banks on November 23, 2005. The new credit facility included a $125.0 million revolving credit line and a $425.0 million senior secured term loan facility. The Company borrowed the full amount for the term facility and $9.6 million under the revolving credit facility on November 23, 2005.

The interest rates for senior revolving credit facility borrowings are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. The initial interest rate on any term loans outstanding is equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.5%. In the event of a default by the Company under its bank loan covenants, such interest rates would increase by 2.0% over the current rates then in effect.

The interest rate at June 30, 2006, was 7.27% for amounts outstanding under the term loan facility. In addition, the Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at June 30, 2006. Borrowings of $5.7 million under the revolving credit facility were outstanding as of June 30, 2006, and the Company had $7.4 million of standby letters of credit outstanding against the revolving credit facility commitment.

The Company issued on November 23, 2005, 11.25% Senior Subordinated Notes (“Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning on December 1, 2009, the Company may redeem some or all of the Notes at any time at various redemption prices.

The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company’s domestic wholly-owned operating subsidiaries (“Subsidiary Guarantors”) as required by the Indenture Agreement.

Both the 11.25% Notes and the current term loan facility contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios.

In connection with the Transaction discussed in Note 1, the Company completed a tender offer for its then outstanding 9% Senior Subordinated Notes in the amount of $145.7 million, plus a call premium and consent fees totalling $18.0 million. Additionally, the Company incurred costs of approximately $5.9 million, relating to the write-off of capitalized financing costs on its previously outstanding long-term debt and the 9% Senior Subordinated Notes.

Aggregate annual maturities of long-term debt as of June 30, 2006 are as follows (in thousands):

2006	$9,950
2007	4,250
2008	4,250
2009	4,250
2010	4,250
Thereafter	616,625

Note 8.    Professional Liability Insurance

The Company’s professional liability loss reserves consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Estimated losses under self-insured programs	$159,685	$157,685
Estimated losses under commercial insurance programs	58,884	76,287

	218,569	233,972
Less—estimated payable within one year	60,039	64,573

	$158,530	$169,399

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with the commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of June 30, 2006, the insured loss limit under the policy is $135.2 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported. The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies performed by an independent actuarial firm. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses are greater or less than previously projected.

The Company’s most recent actuarial valuation was completed in April 2006. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $12.1 million in the six months ended June 30, 2006, related to its reserves for losses in prior years. The Company had previously realized a $7.6 million reduction in its professional liability loss liability in the six months ended June 30, 2005, resulting from an actuarial study completed in April 2005.

Note 9.    Share-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment—Revised 2000. Prior to the adoption of SFAS No. 123(R), for share- based awards granted under the 1999 Stock Option Plan (“Plan”) subsequent to January 1, 2003, the Company accounted for those awards under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Prior to January 1, 2003, the Company applied the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. Accordingly, the expense related to share-based employee compensation included in the determination of net earnings for the six months ended June 30, 2006 is less than that which would have been recognized if the fair value method had been applied to all awards since the adoption of the 1999 Stock Option Plan. Such amounts were not significant. In connection with the Recapitalization Merger, the 1999 Stock Option Plan was terminated and all outstanding stock options that were vested under the Plan were effectively settled on the date of the merger.

In January 2006, the Company issued to executives and other key employees 307,506 restricted Class B Common Units with a fair value of $5.60 per unit and 430,509 Class C Common Units with a fair value of $2.41 per unit in accordance with the 2005 Unit Plan which was adopted in connection with the November 2005 transaction. A total of 400,000 Class B Common Units and 600,000 Class C Common Units are authorized for issuance under the plan. The issued units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the share-based awards granted in January 2006 is based on the grant date fair value estimated by an independent valuation company that utilized the Black-Scholes option pricing formula in accordance with the provisions of SFAS No. 123(R). For the six months ended June 30, 2006, the Company recognized $0.3 million of shared-based compensation expense. As of June 30, 2006, there was $2.4 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of share-based awards have been historically immaterial to the Company.

Also, in connection with the issuance of the restricted units the Company recognized a tax benefit of approximately $1.0 million in the three month period ended March 31, 2006.

Note 10.    Contingencies

Litigation

We are currently a party to various legal proceedings. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which a ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.

Healthcare Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action. From time to time, governmental regulatory agencies will conduct inquiries and audits of the Company’s practices. It is the Company’s current practice and future intent to cooperate fully with such inquiries.

In addition to laws and regulations governing the Medicare and Medicaid programs, there are a number of federal and state laws and regulations governing such matters as the corporate practice of medicine and fee splitting arrangements, anti-kickback statutes, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. The failure to comply with any of such laws or regulations could have an adverse impact on our operations and financial results. It is management’s belief that the Company is in substantial compliance in all material respects with such laws and regulations.

Acquisition Payments

As of June 30, 2006, the Company may have to pay up to $0.9 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2006. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the six months ended June 30, 2006, the Company had no required payments under contingent payment provisions of agreements related to previous acquisitions.

Note 11.    Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$2,203	$9,963	$7,134	$25,705
Net change in fair market value of investments	(119)	230	(344)	100
Net change in fair value of interest rate swaps	—	(115)	—	243

Comprehensive earnings	$2,084	$10,078	$6,790	$26,048

Note 12.    Segment Reporting

The Company provides its services through five operating segments which are aggregated into two reportable segments, Healthcare Services and Management Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics, and occupational health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Management Services segment, which consists of medical group management services and external billing and collection services, provides a range of management and billing services on a fee basis. These services include strategic management, management information systems, third-party payer contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services.

Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net revenue, where intercompany charges have been eliminated. Certain expenses are not allocated to the segments. These unallocated expenses are corporate expenses, net interest expense, depreciation and amortization, refinancing costs and income taxes. The Company evaluates segment performance based on profit and loss before the aforementioned expenses.

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Revenue less provision for uncollectibles:
Healthcare Services	$261,954	$252,137	$519,872	$497,234
Management Services	5,850	5,580	11,814	11,074

	$267,804	$257,717	$531,686	$508,308

Operating earnings:
Healthcare Services	$27,206	$34,138	$61,966	$78,267
Management Services	444	820	937	1,875
General Corporate	(10,372)	(12,559)	(20,961)	(24,673)

	$17,278	$22,399	$41,942	$55,469

Note 13.    Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the 11.25% Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain eliminations and the consolidated Company as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, follows:

Consolidated Balance Sheet

	As of June 30, 2006
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$6,261	$—	$—	$6,261
Accounts receivable, net	180,808	—	—	180,808
Prepaid expenses and other current assets	24,460	40,494	(46,338)	18,616
Receivables under insurance programs	36,180	—	—	36,180
Income tax receivable	6,270	—	(3,596)	2,674

Total current assets	253,979	40,494	(49,934)	244,539
Investments of insurance subsidiary	—	50,102	—	50,102
Property and equipment, net	18,704	—	—	18,704
Other intangibles, net	28,808	—	—	28,808
Goodwill	140,148	—	—	140,148
Deferred income taxes	83,603	2,792	2,754	89,149
Receivables under insurance programs	22,704	—	—	22,704
Investments in subsidiaries	8,033	—	(8,033)	—
Other	24,066	6	—	24,072

	$580,045	$93,394	$(55,213)	$618,226

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$8,864	$6,652	$(6,642)	$8,874
Accrued compensation and physician payable	76,595	—	—	76,595
Other accrued liabilities	53,177	60,808	(36,942)	77,043
Income taxes payable	—	3,596	(3,596)	—
Current maturities of long-term debt	9,950	—	—	9,950
Deferred income taxes	23,090	—	—	23,090

Total current liabilities	171,676	71,056	(47,180)	195,552
Long-term debt, less current maturities	633,625	—	—	633,625
Other non-current liabilities	151,547	14,305	—	165,852
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	3,981	(3,981)	—
Accumulated other comprehensive loss	(4)	(678)	—	(682)
Members’ deficit	(376,799)	—	678	(376,121)

	$580,045	$93,394	$(55,213)	$618,226

Consolidated Balance Sheet

	As of December 31, 2005
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$10,644	$—	$—	$10,644
Accounts receivable, net	180,407	—	—	180,407
Prepaid expenses and other current assets	2,774	20,975	(17,788)	5,961
Receivables under insurance programs	45,912	—	—	45,912
Income tax receivable	16,908	—	(2,323)	14,585

Total current assets	256,645	20,975	(20,111)	257,509
Investments of insurance subsidiary	—	41,452	—	41,452
Property and equipment, net	18,454	—	—	18,454
Other intangibles, net	37,256	—	—	37,256
Goodwill	150,166	—	—	150,166
Deferred income taxes	83,224	328	3,947	87,499
Receivables under insurance programs	30,375	—	—	30,375
Investments in subsidiaries	5,090	—	(5,090)	—
Other	23,683	107	—	23,790

	$604,893	$62,862	$(21,254)	$646,501

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$18,750	$34	$—	$18,784
Accrued compensation and physician payable	81,319	—	—	81,319
Other accrued liabilities	66,843	32,507	(13,841)	85,509
Income taxes payable	—	2,323	(2,323)	—
Current maturities of long-term debt	9,550	—	—	9,550
Deferred income taxes	23,035	—	—	23,035

Total current liabilities	199,497	34,864	(16,164)	218,197
Long-term debt, less current maturities	635,750	—	—	635,750
Other non-current liabilities	153,167	22,908	—	176,075
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	694	(694)	—
Accumulated other comprehensive loss	(4)	(334)	—	(338)
Members’ deficit	(383,517)	—	334	(383,183)

	$604,893	$62,862	$(21,254)	$646,501

Consolidated Statement of Operations

	Three Months Ended June 30, 2006
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$453,760	$8,895	$(8,895)	$453,760
Provision for uncollectibles	185,956	—	—	185,956

Net revenue less provision for uncollectibles	267,804	8,895	(8,895)	267,804
Cost of services rendered
Professional expenses	216,458	7,903	(8,895)	215,466

Gross profit	51,346	992	—	52,338
General and administrative expenses	26,949	67	—	27,016
Management fee and other expenses	938	—	—	938
Depreciation and amortization	7,106	—	—	7,106
Interest expense, net	14,615	(505)	—	14,110

Earnings before income taxes	1,738	1,430	—	3,168
Provision for income taxes	666	299	—	965

Net earnings	$1,072	$1,131	$—	$2,203

Consolidated Statement of Operations

	Three Months Ended June 30, 2005
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$401,605	$5,431	$(5,431)	$401,605
Provision for uncollectibles	143,888	—	—	143,888

Net revenue less provision for uncollectibles	257,717	5,431	(5,431)	257,717
Cost of services rendered
Professional expenses	205,265	(370)	(5,431)	199,464

Gross profit	52,452	5,801	—	58,253
General and administrative expenses	25,807	70	—	25,877
Management fee and other expenses	1,916	—	—	1,916
Loss on extinguishment of debt	1,402	—	—	1,402
Depreciation and amortization	6,659	—	—	6,659
Interest expense, net	6,927	(205)	—	6,722

Earnings before income taxes	9,741	5,936	—	15,677
Provision for income taxes	2,427	3,287	—	5,714

Net earnings	$7,314	$2,649	$—	$9,963

Consolidated Statement of Operations

	Six Months Ended June 30, 2006
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$871,918	$17,200	$(17,200)	$871,918
Provision for uncollectibles	340,232	—	—	340,232

Net revenue less provision for uncollectibles	531,686	17,200	(17,200)	531,686
Cost of services rendered
Professional expenses	430,301	(2,086)	(17,200)	411,015

Gross profit	101,385	19,286	—	120,671
General and administrative expenses	53,066	84	—	53,150
Management fee and other expenses	1,815	—	—	1,815
Impairment of intangibles	9,523	—	—	9,523
Depreciation and amortization	14,241	—	—	14,241
Interest expense, net	28,828	(933)	—	27,895

Earnings (loss) before income taxes	(6,088)	20,135	—	14,047
Provision for income taxes	65	6,848	—	6,913

Net earnings (loss)	$(6,153)	$13,287	$—	$7,134

Consolidated Statement of Operations

	Six Months Ended June 30, 2005
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$799,672	$9,424	$(9,424)	$799,672
Provision for uncollectibles	291,364	—	—	291,364

Net revenue less provision for uncollectibles	508,308	9,424	(9,424)	508,308
Cost of services rendered
Professional expenses	390,874	3,585	(9,424)	385,035

Gross profit	117,434	5,839	—	123,273
General and administrative expenses	50,661	104	—	50,765
Management fee and other expenses	2,320	—	—	2,320
Loss on extinguishment of debt	1,402	—	—	1,402
Depreciation and amortization	13,317	—	—	13,317
Interest expense, net	14,269	(356)	—	13,913

Earnings before income taxes	35,465	6,091	—	41,556
Provision for income taxes	12,525	3,326	—	15,851

Net earnings	$22,940	$2,765	$—	$25,705

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2006
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings (loss)	$(6,153)	$13,287	$—	$7,134
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	14,241	—	—	14,241
Amortization of deferred financing costs	1,215	—	—	1,215
Impairment of intangibles	9,523	—	—	9,523
Provision for uncollectibles	340,231	—	—	340,231
Deferred income taxes	2,415	(1,108)	—	1,307
Loss on sale of equipment	20	—	—	20
Equity in joint venture income	(815)	—	—	(815)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(340,632)	—	—	(340,632)
Prepaids and other assets	7,501	(20,611)	—	(13,110)
Income tax receivables	10,639	1,273	—	11,912
Accounts payable	(9,699)	(24)	—	(9,723)
Accrued compensation and physician payable	(4,424)	—	—	(4,424)
Other accrued liabilities	(24,572)	23,105	—	(1,467)
Professional liability reserves	4,407	(3,407)	—	1,000

Net cash provided by operating activities	3,897	12,515	—	16,412
Investing activities
Purchases of property and equipment	(4,107)	—	—	(4,107)
Cash paid for acquisition, net	(3,000)	—	—	(3,000)
Net purchases of investments by insurance subsidiary	—	(9,157)	—	(9,157)
Other investing activities	91		—	91

Net cash used in investing activities	(7,016)	(9,157)	—	(16,173)
Financing activities
Payments on notes payable	(2,125)	—	—	(2,125)
Proceeds from revolving credit facility	80,400	—	—	80,400
Payment on revolving credit facility	(80,000)	—	—	(80,000)
Payment of deferred financing costs	(680)	—	—	(680)
Purchase of treasury stock	(2,161)	—	—	(2,161)
Transaction payments in connection with recapitalization	(56)	—	—	(56)
Net transfers from parent’s subsidiaries	3,358	(3,358)	—	—

Net cash used in financing activities	(1,264)	(3,358)	—	(4,622)

Decrease in cash and cash equivalents	(4,383)	—	—	(4,383)
Cash and cash equivalents, beginning of year	10,644	—	—	10,644

Cash and cash equivalents, end of year	$6,261	$—	$—	$6,261

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2005
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$22,940	$2,765	$—	$25,705
Adjustments to reconcile net earnings:
Depreciation and amortization	13,317	—	—	13,317
Amortization of deferred financing costs	352	—	—	352
Write-off of deferred financing costs	734	—	—	734
Provision for uncollectibles	291,364	—	—	291,364
Deferred income taxes	2,472	(1,347)	—	1,125
Loss on sale of investment	201	—	—	201
Loss on sale of equipment	1,868	—	—	1,868
Equity in joint venture income	(953)	—	—	(953)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(298,345)	—	—	(298,345)
Prepaids and other assets	12,804	(24,250)	—	(11,446)
Income tax receivables	(7,489)	2,531	—	(4,958)
Accounts payable	(1,725)	32	—	(1,693)
Accrued compensation and physician payable	84	—	—	84
Other accrued liabilities	(25,888)	23,768	—	(2,120)
Professional liability reserves	11,062	1,700	—	12,762

Net cash provided by operating activities	22,798	5,199	—	27,997
Investing activities
Purchases of property and equipment	(4,635)	—	—	(4,635)
Cash paid for acquisitions, net	(5,795)	—	—	(5,795)
Net changes in short-term investments	64,676	—	—	64,676
Net purchases of investments by insurance subsidiary	—	(4,199)	—	(4,199)
Other investing activities	(147)	—	—	(147)

Net cash provided by (used in) investing activities	54,099	(4,199)	—	49,900
Financing activities
Payments on notes payable	(80,150)	—	—	(80,150)
Payment on revolving credit facility	(271)	—	—	(271)
Proceeds from sales of common stock	279	—	—	279
Purchase of treasury stock	(984)	—	—	(984)
Proceeds from sales of treasury stock	485	—	—	485
Net transfers from parent’s subsidiaries	1,000	(1,000)	—	—

Net cash used in financing activities	(79,641)	(1,000)	—	(80,641)

Decrease in cash and cash equivalents	(2,744)	—	—	(2,744)
Cash and cash equivalents, beginning of year	17,931	—	—	17,931

Cash and cash equivalents, end of year	$15,187	$—	$—	$15,187

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States based on revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, radiology, anesthesiology, pediatrics other health care services, principally within hospital departments and other healthcare treatment facilities. We have, however, focused primarily on providing outsourced services to hospital emergency departments, which accounts for the majority of our revenue.

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this document.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Net Revenue. Net revenues consist of fee-for-service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered. Our net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

A significant portion (77% of our net revenue in the six months ended June 30, 2006 and the year ended December 31, 2005) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, we derive a small percentage of our revenues from providing administrative and billing services that are contingent upon the collection of third-party physician billings, either by us on their behalf or other third-party billing companies. Such revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. Such estimates are substantially formulaic in nature. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at June 30, 2006 and at December 31, 2005, were 61.2 days and 66.9 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days revenue outstanding of approximately 5.7 days includes a decrease of 5.8 days resulting from an increase in average revenue per day between periods and a decrease of 0.2 days related to an increase in collections on contract accounts receivable, offset by an increase of 0.4 days associated with an increased valuation of fee-for-service accounts receivable. Our allowance for doubtful accounts totaled $152.4 million as of June 30, 2006. Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of June 30, 2006, was approximately 90% of self-pay accounts outstanding as fee-for-service patient visits at June 30, 2006. The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over six million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Facts and circumstances that may result in an adjustment to the formulaic result are generally few and are usually related to third-party payer processing problems that are temporary in nature. Contract related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2006 and 2005.

Insurance reserves. The nature of our business is such that it is subject to professional liability lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from a commercial insurance provider. Professional liability lawsuits are routinely reviewed by our insurance carrier and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of commercial insurance limits have been provided at the time such determinations are made. In addition, where as a condition of a professional liability insurance policy the policy includes a self-insured risk retention layer of coverage, we have recorded a provision for estimated losses likely to be incurred during such periods and within such limits based on our past loss experience following consultation with our outside insurance experts and claims managers.

Subsequent to March 11, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Since March 12, 2003, our professional liability costs consist of annual projected costs resulting from periodic actuarial studies along with the cost of certain professional liability commercial insurance premiums and programs available to us. An independent actuary firm is responsible for preparation of the periodic actuarial studies. Management’s estimate of our professional liability costs resulting from such actuarial studies is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. These factors include, but are not limited to: hours of exposure as measured by hours of physician and related professional staff services as well as actual loss development trends; the frequency and severity of claims, which can differ significantly by jurisdiction; coverage limits of third-party insurance; the effectiveness of our claims management process; and the outcome of litigation.

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. The initial premium installment was paid in the second quarter of 2006 and we estimate that we will fund an additional $5.5 million in the third quarter of 2006. We have the option to fund additional premium payments during 2007 which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of June 30, 2006, the current aggregate limit of coverage under this policy is $135.2 million. Based on the results of an annual actuarial study completed in April 2006, the estimated loss discounted at 4% for claim losses and expenses in excess of the current aggregated limit was $43.4 million as of June 30, 2006.

Our provisions for losses under the aggregate loss limits of our policy in effect prior to March 12, 2003, and under our captive insurance and self-insurance programs since March 12, 2003, are subject to periodic actuarial reevaluation. The results of such periodic actuarial studies may result in either upward or downward adjustment to our previous loss estimates.

The accounts of the captive insurance company are fully consolidated with those of our other operations of the Company in the accompanying financial statements.

Impairment of Intangible Assets

In assessing the recoverability of the Company’s intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Our critical accounting policies have been disclosed in the Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on May 15, 2006. There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2006.

Factors and Trends that Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.

TRICARE Program

We are a provider of health care professionals that serve military personnel and their dependents in military treatment facilities nationwide.

Our revenues derived from military healthcare staffing totaled approximately $81.3 million in the first six months of 2006 compared to approximately $74.7 million in the same period in 2005.

Approximately $61.3 million of estimated annual revenue won by us as part of the military’s contract bidding process in 2005 was awarded to us on a one-year contract basis and will be subject to re-bid and award on or about October 1, 2006. Approximately $99.5 million of estimated annual revenue won during the original re-bidding process in 2004 was awarded to us on a two-five option year contract basis which gives the government the option to exercise available option years each October 1. We anticipate an estimated $120.0 million of annual revenue derived from contracts presently held by other staffing providers will also be up for re-bid and award on or about October 1, 2006. If additional opportunities in our market are issued as small business set asides, we will be limited to the extent we can serve as a sub-contractor to small businesses. We are unable at this time to estimate the outcome of such expected bidding process or its impact on the results of our operations subsequent to such award dates.

The Company has remaining goodwill related to its military staffing business of $54.7 million. The outcome of the military’s re-bidding of its staffing contracts through October 1, 2006, could impact the Company’s valuation of the remaining goodwill once such bid awards are known.

2006 Proposed Medicare Fee Schedule Change

On June 21, 2006, the Centers for Medicare & Medicaid Services (“CMS”) announced a proposed change to the physician fee schedule methodology. The proposed change would result in substantial increases in the Work Relative Value Units (“RVU”) for Evaluation and Management codes. Evaluation and Management services are those which reflect time and effort that physicians spend with patients in assessing their condition and are the primary type of code billed in Emergency Medicine. The proposed rule addresses two components of physician payments under the Medicare Physician Fee Schedule: (1) a comprehensive review of physician work RVUs, and (2) a proposed change in the methodology for calculating practice expenses. The proposed changes will apply to payments for services furnished to Medicare beneficiaries beginning in 2007. CMS is required to impose a budget neutrality adjustment if changes in RVUs will cause an increase or decrease in overall fee schedule outlays in excess of certain thresholds. As a result of the proposed change in RVU values, CMS is also proposing to create a separate budget neutrality adjuster to be applied to the revised work RVUs for Medicare purposes, which would offset a portion of the increase associated with the revised RVU values. In addition to the proposed changes in the RVU values, on August 8, 2006 CMS announced a proposed reduction in the Medicare Conversion Factor (“Conversion Factor”) applicable to all Medicare physician fee payments in the amount of 5.1% for 2007, a reduction required by a statutory formula. There are several bills currently proposed in the U.S. Congress to revise such a result to eliminate the 5.1% rate decrease. However, management cannot predict the outcome of such bills in mitigating the current planned rate decrease.

Based on the current CMS proposal, the Company estimates that its revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule would increase by approximately $1.6 million, based on a 5.1% decrease in the Conversion Factor for 2007. With no Conversion Factor change, the increase in such revenues is estimated to be approximately $9.4 million.

Additional changes in managed care revenues are possible if fee schedules maintained by certain of such organizations are revised based on the Medicare fee schedule changes.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional services expenses	75.9	72.3	75.1	72.1
Professional liability costs	4.5	5.1	2.2	3.6
Gross profit	19.5	22.6	22.7	24.3
General and administrative expenses	10.1	10.0	10.0	10.0
Management fee and other expenses	0.4	0.7	0.3	0.4
Loss on extinguishment of debt	0.0	0.5	0.0	0.3
Depreciation and amortization	2.7	2.6	2.7	2.6
Interest expense, net	5.3	2.6	5.2	2.7
Impairment of intangibles	—	—	1.8	—
Earnings before income taxes	1.2	6.1	2.6	8.2
Provision from income taxes	0.4	2.2	1.3	3.1
Net earnings	0.8	3.9	1.3	5.1

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Revenue. Net revenue in the three months ended June 30, 2006 increased $52.2 million or 13.0%, to $453.8 million from $401.6 million in the three months ended June 30, 2005. The increase in net revenues of $52.2 million resulted primarily from an increase in fee-for-service revenue. In the three months ended June 30, 2006, fee-for-service revenue was 78.0% of net revenue compared to 76.1% in 2005, contract revenue was 20.2% of net revenue compared to 21.8% in 2005 and other revenue was 1.8% in 2006 compared to 2.1% in 2005.

Provision for Uncollectibles. The provision for uncollectibles was $186.0 million in the three months ended June 30, 2006 compared to $143.9 million in the corresponding period in 2005, an increase of $42.1 million or 29.2%. The provision for uncollectibles as a percentage of net revenue was 41.0% in 2006 compared with 35.8% in 2005. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles as a percentage of net revenues resulted primarily from an increase in self pay gross accounts receivable relative to other payer types.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended June 30, 2006 increased $10.1 million, or 3.9%, to $267.8 million from $257.7 million in the three months ended June 30, 2005. Same contract revenues, which consists of contracts under management in both periods, increased $3.5 million, or 1.6%, to $225.8 million in 2006 compared to $222.3 million in 2005. The increase in same contract revenue of 1.6% consists primarily of a 0.9% net increase in contract and other revenue. Increases in patient dollar volume between periods contributed 1.2% of the growth, offset by a net decrease in our estimated net revenue per billing unit. Contributing to the decrease in estimated net revenue per billing unit was a decline of 1.2% associated with a net decline between periods in estimated amounts to be collected in prior periods. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $30.8 million partially offset by $28.3 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $4.2 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $203.3 million in the three months ended June 30, 2006 compared to $186.3 million in the three months ended June 30, 2005, an increase of $17.0 million or 9.1%. The increase of $17.0 million included an increase of approximately $11.5 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $5.5 million related to our acquisition and new sales net of terminated contracts.

Professional Liability Costs. Professional liability costs were $12.1 million in the three months ended June 30, 2006 compared with $13.1 million in the three months ended June 30, 2005 for a decrease of $1.0 million or 7.6%. The $1.0 million decrease is primarily due to a reduction in current year rates based on the most recent actuarial study.

Gross Profit. Gross profit was $52.3 million in the three months ended June 30, 2006 compared to $58.3 million in the same period in 2005 for a decrease of $6.0 million between periods. The $6.0 million decrease is attributable to professional costs increasing in excess of growth in net revenue less provision between periods on a same contract basis. The reduction in same contract gross profit is associated with reduced growth rates in same contract billing volume and fee for service pricing compared to prior periods. Offsetting the same contract decrease is the gross margin contribution of our acquisition and new contracts in excess of terminated contracts between periods. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 19.5% in 2006 compared with 22.6% in 2005.

General and Administrative Expenses. General and administrative expenses increased $1.1 million to $27.0 million for the three months ended June 30, 2006 from $25.9 million in the three months ended June 30, 2005. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 10.1% and 10.0% in 2006 and 2005, respectively. The $1.1 million increase in general and administrative expenses in 2006 are increases related to inflationary growth in salaries partially offset by a $0.5 million decrease related to our management incentive plan.

Management Fee and Other Expenses. Management fee and other expenses were $0.9 million in the three months ended June 30, 2006 and $1.9 million in the corresponding period in 2005 for a decrease of $1.0 million. The $1.0 million decrease is primarily related to a $1.6 million estimated loss associated with the planned disposition of two radiology imaging centers in 2005. The decrease was partially offset by increased payments to our new equity sponsor.

Depreciation and Amortization. Depreciation and amortization was $7.1 million in the three months ended June 30, 2006 compared to $6.7 million in the three months ended June 30, 2005. The $0.4 million increase is principally attributable to amortization expense which increased $0.6 million due to the November 2005 Reorganization Merger which resulted in an increase in contract intangible values related to the acquisition of minority interest that existed at the time of the Transaction.

Net Interest Expense. Net interest expense increased $7.4 million to $14.1 million in the three months ended June 30, 2006, compared to $6.7 million in the corresponding period in 2005. The increase in net interest expense is primarily due to higher debt balances incurred to finance the merger and recapitalization of the company in November 2005 and an increase in the average rate of interest on such debt.

Loss on Extinguishment of debt. Loss on extinguishment of debt was $1.4 million in 2005. These costs were related to the purchase and retirement of 9% subordinated debentures in the three months ended June 30, 2005.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2006 were $3.2 million compared to $15.7 million in the corresponding period in 2005.

Provision for Income Taxes. The provisions for income taxes were $1.0 million in the three months ended June 30, 2006 compared to $5.7 million in the corresponding period in 2005.

Net Earnings. Net earnings were $2.2 million in the three months ended June 30, 2006 compared to $10.0 million in the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Revenue. Net revenue in the six months ended June 30, 2006 increased $72.2 million or 9.0%, to $871.9 million from $799.7 million in the six months ended June 30, 2005. The increase in net revenues of $72.2 million included an increase of $60.0 million in fee-for-service revenue, an increase of $11.7 million in contract revenue and other revenue of $0.5 million. In the six months ended June 30, 2006, fee-for-service revenue was 77.4% of net revenue compared to 76.9% in 2005, contract revenue was 20.7% of net revenue compared to 21.1% in 2005 and other revenue was 1.9% in 2006 compared to 2.0% in 2005.

Provision for Uncollectibles. The provision for uncollectibles was $340.2 million in the six months ended June 30, 2006 compared to $291.4 million in the corresponding period in 2005, an increase of $48.9 million or 16.8%. The provision for uncollectibles as a percentage of net revenue was 39.0% in 2006 compared with 36.4% in 2005. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles as a percentage of net revenues resulted primarily from an increase in self pay gross accounts receivable relative to other payer types.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the six months ended June 30, 2006 increased $23.4 million, or 4.6%, to $531.7 million from $508.3 million in the six months ended June 30, 2005. Same contract revenues, which consists of contracts under management in both periods, increased $14.8 million, or 3.4%, to $447.7 million in 2006 compared to $432.3 million in 2005. The increase in same contract revenue of 3.4% consists of an increase in overall patient dollar volume between periods of approximately 1.2% as well as an increase in estimated net revenue per billing unit of 1.1%. Contract and other revenue contributed approximately 1.7% of the increase, with fee for service revenue contributing the remaining growth. Also contributing to the increase is an approximately 1.1% increase related to the favorable resolution of settlements with managed care plans. Partially offsetting these increases is a decline of approximately 1.7% associated with a net decline between periods in estimated amounts to be collected in prior periods. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $62.2 million, partially offset by $57.7 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $4.2 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $399.3 million in the six months ended June 30, 2006 compared to $366.6 million in the six months ended June 30, 2005, an increase of $32.7 million or 8.9%. The increase of $32.7 million included an increase of approximately $24.5 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $8.3 million related to our acquisition and new sales net of terminated contracts.

Professional Liability Costs. Professional liability costs were $11.7 million in the six months ended June 30, 2006 compared with $18.4 million in the six months ended June 30, 2005 for a decrease of $6.7 million or 36.4%. The decrease in professional liability expenses is due to a $12.1 million reduction in professional liability reserves relating to prior years, which was based on the most recent actuarial study. In 2005, a favorable actuarial adjustment of $7.6 million associated with prior years was recorded. Excluding the $12.1 million reduction in 2006 and the $7.6 million reduction in 2005, professional liability costs decreased $2.2 million primarily due to a reduction in current year rates based on the most recent actuarial study. The reduction in prior year professional liability reserves is due to favorable trends in claims development primarily associated with improvements in the overall frequency of claims reported.

Gross Profit. Gross profit was $120.7 million in the six months ended June 30, 2006 compared to $123.3 million in the same period in 2005 for a decrease of $2.6 million between periods. The $2.6 million decrease is attributable to professional costs increasing in excess of growth in net revenue less provision for uncollectibles between periods on a same contract basis offset by a reduction in professional liability costs. The reduction in same contract gross profit is associated with reduced growth rates in same contract billing volume and fee for service pricing compared to prior period growth rates. Offsetting the decrease in same contracts is the gross margin contribution of our acquisition and new contracts in excess of terminated contracts between periods. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 22.7% for the six months ended June 30, 2006 compared to 24.3% for the six months ended June 30, 2005.

General and Administrative Expenses. General and administrative expenses increased $2.4 million to $53.2 million in the six months ended June 30, 2006 compared to $50.8 million in the six months ended June 30, 2005. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 10% in both 2006 and 2005. The $2.4 million increase in general and administrative expenses in 2006 includes increases related to inflationary growth in salaries partially offset by a $1.5 million decrease related to our management incentive plan.

Management Fee and Other Expenses. Management fee and other expenses were $1.8 million in the six months ended June 30, 2006 and $2.3 million in the corresponding period in 2005 for a decrease of $0.5 million. The $0.5 million decrease is primarily related to a $1.6 million estimated loss associated with the planned disposition of two radiology imaging centers in 2005. The decrease was partially offset by increased payments to our new equity sponsor.

Impairment of Intangibles. During the six months ended June 30, 2006, an impairment loss in the amount of $9.5 million was recorded related to contract intangibles and goodwill associated with our anesthesiology management services business.

Loss on Extinguishment of debt. Loss on extinguishment of debt was $1.4 million in 2005. These costs were related to the purchase and retirement of 9% subordinated debentures in the six months ended June 30, 2005.

Depreciation and Amortization. Depreciation and amortization was $14.2 million in the six months ended June 30, 2006 compared to $13.3 million in the six months ended June 30, 2005. The $0.9 million increase is attributable to amortization expense which increased $1.2 million due to the November 2005 Reorganization Merger which resulted in an increase in contract intangible values related to the acquisition of minority interest that existed at the time of the Transaction. This increase was partially offset by a $0.3 million decrease in depreciation expense due to fixed assets becoming fully depreciated during 2006.

Net Interest Expense. Net interest expense increased $14.0 million to $27.9 million in the six months ended June 30, 2006, compared to $13.9 million in the corresponding period in 2005. The increase in net interest expense is primarily due to higher debt balances incurred to finance the merger and recapitalization of the company in November 2005 and an increase in the average interest rate on such debt.

Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2006 were $14.0 million compared to $41.6 million in the corresponding period in 2005.

Provision for Income Taxes. The provisions for income taxes were $6.9 million in the six months ended June 30, 2006 compared to $15.9 million in the corresponding period in 2005.

Net Earnings. Net earnings were $7.1 million in the six months ended June 30, 2006 compared to $25.7 million in the six months ended June 30, 2005.

Liquidity and Capital Resources

Our principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance our capital expenditures and acquisitions. Funds generated from operations during the past two years have been sufficient to meet the aforementioned cash requirements. We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of existing available cash, cash flows derived from future operating results and cash generated from borrowings under our new senior secured revolving credit facility.

Cash provided by operating activities in the six months ended June 30, 2006 was $16.4 million compared to $28.0 million in the corresponding period in 2005. The $11.6 million decrease in cash provided by operating activities was principally due to decreased profitability between periods and higher levels of interest expense offset by a reduction in taxes paid and a reduced level of accounts receivable funding. Cash used in investing activities in the six months ended June 30, 2006, was $16.2 million compared to cash provided by investing activities of $49.9 million in 2005. The $66.1 million decrease in cash provided by investing activities was principally due to the redemption of short term investments in 2005. Cash used in financing activities in the six months ended June 30, 2006 and 2005 was $4.6 million and $80.6 million, respectively. The $76.0 million decrease in cash used in financing activities was principally due to payments on notes payable of $80.2 million in 2005 compared to payments of $2.1 million in 2006.

We spent $4.1 million in the first six months of 2006 and $4.6 million in the first six months of 2005 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

In connection with the merger that became effective November 23, 2005, we repaid $347.6 million of existing debt outstanding in the form of bank term debt of $201.9 million and 9% notes in the amount of $145.7 million. As of the date of the merger, we incurred new debt financing. Our new debt included $425.0 million of senior secured bank term loans and $215.0 million of 11.25% senior secured subordinated notes due in 2013.

We are highly leveraged. As of June 30, 2006, we had $643.6 million in aggregate indebtedness, with an additional $119.3 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.4 million of undrawn letters of credit).

Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of December 1, 2013. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow”, as defined in the agreement.

We had as of June 30, 2006, total cash and cash equivalents of approximately $6.3 million. Our ongoing cash needs for the six months ended June 30, 2006 were substantially met from internally generated operating sources. During the period we borrowed $80.4 million and subsequently repaid $80.0 million under our revolving credit facility. As of June 30, 2006, $5.7 million was outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and interests. Effective May 1, 2006 we acquired the operations of an emergency medicine medical practice for $3.0 million in cash and the assumption of up to a $1.0 million liability related to medical professional liability insurance. No other cash payments, including contingent payments, were made during the six months ended June 30, 2006. $5.8 million in contingent cash payments were made in the corresponding period in 2005 related to previous acquisitions. Future contingent payment obligations are approximately $0.9 million as of June 30, 2006.

Effective July 1, 2006 we acquired the operations of a hospital medicine and inpatient services business for $17.9 million in cash. In addition, we may have to pay up to $9.6 million in future contingent payments. The cash payment was funded through a borrowing on our revolving credit facility. Subsequent to the acquisition we had $17.0 million outstanding under the revolver.

We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program has resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of June 30, 2006, the current value of cash or cash equivalents and related investments held within the captive insurance company totalled approximately $50.1 million. Effective June 1, 2006, we renewed our fronting program with a commercial insurance carrier through May 31, 2007. As part of this renewal, in the second quarter of 2006, we paid cash premiums associated with the fronting arrangement of approximately $13.9 million. Based upon the results of our most recent actuarial report, anticipated cash outflow to the captive insurance company during the period September 1, 2006 through May 31, 2007 is estimated at $30.3 million. In addition, we anticipate funding premiums of approximately $5.5 million in the third quarter of 2006 to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We have the option to fund additional premium payments under this program during 2007 which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of our remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under our senior revolving credit facility.

Under the indenture governing the senior subordinated notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the senior subordinated notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$2,203	$9,963	$7,134	$25,705
Interest expense, net	14,110	6,722	27,895	13,913
Provision for income taxes	965	5,714	6,913	15,851
Depreciation and amortization	7,106	6,659	14,241	13,317

EBITDA	24,384	29,058	56,183	68,786
Impairment of intangibles (a)	—	—	9,523	—
Loss on extinguishment of debt (b)	—	1,402	—	1,402
Management fee and other expenses (c)	938	1,916	1,815	2,320
Stock option expense (d)	—	252	—	313
Restricted unit expense (e)	140	—	337	—
Insurance subsidiary interest income	437	204	933	356
Severance and other charges	(23)	265	494	432

Adjusted EBITDA*	$25,876	$33,097	$69,285	$73,609

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments of $7,578 and $12,068 for the six months ended June 30, 2005 and 2006, respectively. See “Management Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Includes impairment of goodwill as well as contract intangibles.
(b)	Reflects the recognition of deferred financing costs and bond repayment premiums on previously outstanding bank and bond borrowings.
(c)	Reflects management sponsor fees and loss on disposal of assets.
(d)	Reflects costs related to the recognition of expense in connection with previously outstanding stock options.
(e)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 unit plan.

Inflation

We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

Seasonality

Historically, our revenues and operating results have reflected minimal seasonal variation due to the significance of revenues derived from patient visits to emergency departments, which are generally open on a 365 day basis, and also due to our geographic diversification. Revenue from our non-emergency department staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period.

Recently Issued Accounting Standards

None of the new accounting pronouncements that became effective during the periods presented had a material effect on the Company’s financial position or results of operations. The expanded disclosure requirements of Statement of Financial Accounting Standards No. 123(R)—Share-Based Payment are presented in Note 9.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities. Interest rate swap agreements are used to manage a portion of the Company’s interest rate exposure.

The Company is obligated under the terms of its senior credit facility agreement to have in place interest rate hedge agreements at amounts such that 50% of the Company’s funded debt, as defined, is at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. The Company is a party to an interest rate swap agreement that effectively converted $35.0 million of a variable rate term loan to a fixed rate of 3.2% through March 31, 2007. The agreement is a contract to exchange, on a quarterly basis, floating interest rate payments based on the euro dollar rate, for fixed interest rate payments over the life of the agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The counterparty to the Company’s interest rate swap agreement is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

At June 30, 2006, the fair value of the Company’s total debt, which has a carrying value of $643.6 million, was approximately $653.8 million. The Company had $428.6 million of variable debt outstanding at June 30, 2006. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2005, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $2.2 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2005.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Executive Vice President of Finance and Administration concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently a party to various legal proceedings. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on May 15, 2006. We have not yet filed a Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of Florida Hospital Medicine Services, Inc.

3.2	Bylaws of Florida Hospital Medicine Services, Inc.

4.3	Supplemental Indenture dated June 30, 2006

10.1	Form of Employment Agreement

31.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM ,FINANCE LLC

HEALTH FINANCE CORPORATION

/s/ H. LYNN MASSINGALE, M.D.
H. Lynn Massingale
Chief Executive Officer

August 9, 2006

/s/ DAVID P. JONES
David P. Jones
Chief Financial Officer

August 9, 2006