Form 10-Q
period 2006-09-30
Team Finance LLC; Health Finance CORP
filed 2006-11-09
CIK 1356207, 1356200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☑

As of November 8, 2006, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Finance LLC and Team Health, Inc. (collectively, the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

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

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2006

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,910	$10,644
Accounts receivable, less allowance for uncollectibles of $163,325 and $127,740 in 2006 and 2005, respectively	194,439	180,407
Prepaid expenses and other current assets	18,260	5,961
Receivables under insurance programs	37,642	45,912
Income tax receivable	—	14,585

Total current assets	253,251	257,509
Investments of insurance subsidiary	54,130	41,452
Property and equipment, net	19,846	18,454
Other intangibles, net	31,088	37,256
Goodwill	150,660	150,166
Deferred income taxes	87,288	87,499
Receivables under insurance programs	23,520	30,375
Other	24,522	23,790

	$644,305	$646,501

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,502	$18,784
Accrued compensation and physician payable	81,340	81,319
Other accrued liabilities	89,901	85,509
Income tax payable	2,941	—
Current maturities of long-term debt	17,150	9,550
Deferred income taxes	16,845	23,035

Total current liabilities	217,679	218,197
Long-term debt, less current maturities	632,562	635,750
Other non-current liabilities	165,757	176,075
Member’s deficit	(371,366)	(383,183)
Accumulated other comprehensive loss	(327)	(338)

	$644,305	$646,501

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Net revenue	$483,832	$410,423
Provision for uncollectibles	197,749	153,002

Net revenue less provision for uncollectibles	286,083	257,421
Cost of services rendered
Professional service expenses	216,053	193,726
Professional liability costs	12,825	13,091

Gross profit	57,205	50,604
General and administrative expenses	28,106	25,966
Management fee and other expenses (income)	875	(204)
Depreciation and amortization	6,221	6,235
Interest expense, net	15,200	6,612
Transaction costs	—	1,247

Earnings before income taxes	6,803	10,748
Provision for income taxes	2,301	4,579

Net earnings	$4,502	$6,169

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Net revenue	$1,355,749	$1,210,094
Provision for uncollectibles	537,980	444,365

Net revenue less provision for uncollectibles	817,769	765,729
Cost of services rendered
Professional service expenses	615,397	560,370
Professional liability costs	24,496	31,483

Gross profit	177,876	173,876
General and administrative expenses	81,256	76,732
Management fee and other expenses	2,690	2,115
Impairment of intangibles	9,523	—
Loss on extinguishment of debt	—	1,402
Depreciation and amortization	20,462	19,553
Interest expense, net	43,096	20,525
Transaction costs	—	1,247

Earnings before income taxes	20,849	52,302
Provision for income taxes	9,214	20,430

Net earnings	$11,635	$31,872

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$11,635	$31,872
Adjustments to reconcile net earnings:
Depreciation and amortization	20,462	19,553
Amortization of deferred financing costs	1,821	523
Write-off of deferred financing costs	—	734
Employee equity based compensation expense	477	457
Impairment of intangibles	9,523	—
Provision for uncollectibles	537,980	444,365
Deferred income taxes	(2,561)	(6,222)
Loss on sale of investment	—	201
Loss on sale of equipment	23	1,549
Equity in joint venture income	(1,502)	(1,331)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(552,012)	(456,963)
Prepaids and other assets	(13,108)	(745)
Income tax receivables	17,526	1,085
Accounts payable	(9,095)	1,087
Accrued compensation and physician payable	987	3,529
Other accrued liabilities	4,900	(4,904)
Professional liability reserves	4,449	15,180

Net cash provided by operating activities	31,505	49,970
Investing Activities
Purchases of property and equipment	(7,173)	(6,167)
Sale of property and equipment	—	177
Cash paid for acquisitions, net	(20,785)	(5,795)
Net change of short-term investments	—	64,676
Net purchases of investments by insurance subsidiary	(12,640)	(12,343)
Other investing activities	209	(291)

Net cash (used in ) provided by investing activities	(40,389)	40,257
Financing Activities
Payments on notes payable	(3,187)	(80,582)
Proceeds from revolving credit facility	184,300	—
Payment on revolving credit facility	(176,700)	—
Payment of deferred financing costs	(752)	(271)
Proceeds from sales of common stock	—	400
Purchase of treasury stock	(2,570)	(1,530)
Proceeds from sale of common units	115	—
Proceeds from sale of treasury stock	—	485
Transaction payments in connection with recapitalization	(56)	—

Net cash provided by (used in) financing activities	1,150	(81,498)

Net (decrease) increase in cash	(7,734)	8,729
Cash and cash equivalents, beginning of period	10,644	17,931

Cash and cash equivalents, end of period	$2,910	$26,660

Interest paid	$37,303	$25,286

Taxes paid	$4,494	$25,958

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

The Recapitalization Merger was accounted for as a recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common stock of Team Health that was not owned by Holdings prior to November 23, 2005, was recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in Team Health was acquired by Holdings, resulting in Holdings owning 100% of the outstanding equity interests in Team Health. In 1999, our former controlling stockholders acquired their controlling interest in Team Health in a transaction that was also accounted for as a recapitalization (the “1999 Recapitalization”). The Reorganization Merger also required the “push down” of the accounting basis established in the 1999 Recapitalization. Accordingly, the historical information for Team Health was restated for the effect of the Reorganization Merger for the purpose of presenting these consolidated financial statements of Team Finance.

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

Note 2. New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in members’ equity as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial reporting and disclosures.

Note 3. Impairment of Intangibles

The Company provides management services to anaesthesia practices nationwide. These services are organized under an operating unit called Team Health Anaesthesiology Management Services (“THAMS”). In April 2006, THAMS received notification from its largest anaesthesia practice client of their intent to terminate its contract in accordance with the terms of the agreement.

Management concluded that THAMS’ existing revenues and operating income will be materially adversely affected as a result of this contract termination. The above noted facts and circumstances were concluded by management to require a test for recoverability of the existing contract intangibles under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS No. 144) and a “triggering event” under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (FAS No. 142). The Company, as of March 31, 2006, had $2.7 million of net contract intangibles and $8.2 million of goodwill related to THAMS prior to recognition of any impairment losses. The total impact on the results of operations and financial condition of this operating unit is not known at this time. The remaining estimated impact on the results of operations of THAMS is dependent on our ability to successfully retain our other existing business, as well as winning new business.

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

Additionally, management believes the goodwill related to this business was impaired and that such impairment loss could be reasonably estimated based on such projections. The Company recorded a goodwill impairment loss of $7.5 million in the first quarter of 2006. The estimated impairment was determined following the provisions of FAS No. 142. Accordingly, the Company initially estimated the fair value of THAMS. The fair value of the business was determined using a multiple of projected cash flows on remaining contracts. The carrying value of the business exceeded its fair market value. The estimated fair value was allocated to the underlying net assets of the business following generally accepted accounting principles for allocating purchase prices. This included an allocation of value to the components of working capital, contract intangibles (based on discounting of future cash flows estimated to be derived from such contracts) with the remainder of such fair value assigned to goodwill. The estimate of the implied goodwill resulting from the aforementioned application of the principles outlined in FAS No. 142 was less than the recorded goodwill related to THAMS. As of September 30, 2006, subsequent to recording the impairment loss, there was no remaining goodwill associated with the THAMS operations.

Note 4. Acquisitions

Effective May 1, 2006, the Company acquired the operations of two businesses. The acquired companies provide hospital emergency department and hospital physician staffing services under eleven contracts for locations in Ohio. The purchase price for the acquired companies was $4.0 million of which $3.0 million was paid in cash at May 1, 2006 and $1.0 million in assumed liabilities. The purchase price was allocated to contract intangibles based on the estimated fair value of the contracts obtained on the acquisition date.

Effective July 1, 2006, the Company completed the acquisition of certain assets and related business operations of a hospital medicine and inpatient services business located in Florida. The purchase price for the acquired business was $17.9 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $9.6 million in future contingent payments. Of the total purchase price, $6.6 million was allocated to contract intangibles based on the estimated fair value of the contracts obtained on the acquisition date. The remaining $11.3 million was recorded as goodwill.

Note 5. Net Revenue

Net revenue for the three and nine months ended September 30, 2006 and 2005, respectively, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fee for service revenue	$373,821	$313,230	$1,049,071	$928,432
Contract revenue	99,275	89,346	279,442	257,843
Other revenue	10,736	7,847	27,236	23,819

	$483,832	$410,423	$1,355,749	$1,210,094

Note 6. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of September 30, 2006 and December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of September 30, 2006:
Contracts	$38,067	$7,127
Other	448	300

Total	$38,515	$7,427

As of December 31, 2005:
Contracts	$149,801	$112,727
Other	448	266

Total	$150,249	$112,993

Aggregate amortization expense:
For the nine months ended September 30, 2006	$14,893

Estimated amortization expense:
For the remainder of the year ended December 31, 2006	$1,532
For the year ended December 31, 2007	5,985
For the year ended December 31, 2008	5,232
For the year ended December 31, 2009	4,964
For the year ended December 31, 2010	4,707

Note 7. Income Taxes

The effective rate for the nine months ended September 30, 2006 was 44.2% compared to 39.1% for the same period in 2005. The variance between periods is attributable to the non-deductibility of a portion of the impairment charge discussed in Note 3. Approximately $5.7 million of the $9.5 million charge is deductible for tax purposes.

Note 8. Long-Term Debt

Long-term debt as of September 30, 2006 consists of the following (in thousands):

2006
Term Loan Facilities	$421,812
11.25% Senior Subordinated Notes	215,000
Revolving line of credit	12,900

649,712
Less current portion	(17,150)

$632,562

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

The interest rate at September 30, 2006, was 7.9% for amounts outstanding under the term loan facility. In addition, the Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at September 30, 2006. Borrowings of $12.9 million under the revolving credit facility were outstanding as of September 30, 2006, and the Company had $7.7 million of standby letters of credit outstanding against the revolving credit facility commitment.

The Company issued on November 23, 2005, 11.25% Senior Subordinated Notes (the “Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning on December 1, 2009, the Company may redeem some or all of the Notes at any time at various redemption prices.

The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company’s domestic wholly-owned operating subsidiaries (the “Subsidiary Guarantors”) as required by the Indenture Agreement.

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

Aggregate annual maturities of long-term debt as of September 30, 2006 are as follows (in thousands):

2006	$17,150
2007	4,250
2008	4,250
2009	4,250
2010	4,250
Thereafter	615,562

Note 9. Professional Liability Insurance

The Company’s professional liability loss reserves consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Estimated losses under self-insured programs	$163,134	$157,685
Estimated losses under commercial insurance programs	61,162	76,287

	224,296	233,972
Less — estimated payable within one year	66,452	64,573

	$157,844	$169,399

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with the commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of September 30, 2006, the insured loss limit under the policy was $140.3 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

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

As a result of an April 2006 actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $12.1 million in the nine months ended September 30, 2006 related to its reserves for losses in prior years. The Company had previously realized a $7.6 million reduction in its professional liability loss liability in the nine months ended September 30, 2005, resulting from an actuarial study completed in April 2005.

Note 10. Share-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment—Revised 2000. Prior to the adoption of SFAS No. 123(R), for share-based awards granted under the 1999 Stock Option Plan (the “Plan”) subsequent to January 1, 2003, the Company accounted for those awards under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Prior to January 1, 2003, the Company applied the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. Accordingly, the expense related to employee equity based employee compensation included in the determination of net earnings for the nine months ended September 30, 2005 was less than that which would have been recognized if the fair value method had been applied to all awards since the adoption of the Plan. Such amounts were not significant. In connection with the Recapitalization Merger, the Plan was terminated and all outstanding stock options that were vested under the Plan were effectively settled on the date of the merger.

In January 2006, the Company adopted the 2005 Unit Plan. A total of 400,000 Class B Common Units and 600,000 Class C Common Units are authorized for issuance to executives and other key employees under the 2005 Unit Plan. As of September 30, 2006, there were 311,152 restricted Class B Common Units with a fair value of $5.60 per unit outstanding and 435,613 Class C Common Units with a fair value of $2.41 outstanding. The outstanding units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value estimated by an independent valuation company that utilized the Black-Scholes option pricing formula in accordance with the provisions of SFAS No. 123(R). For the nine months ended September 30, 2006, the Company recognized $0.5 million of employee equity based compensation expense. As of September 30, 2006, there was $2.3 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

Note 11. Contingencies

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

Acquisition Payments

As of September 30, 2006, the Company may have to pay up to $10.5 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2006. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the nine months ended September 30, 2006, the Company had no required payments under contingent payment provisions of agreements related to previous acquisitions.

Note 12. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$4,502	$6,169	$11,635	$31,872
Net change in fair market value of investments	355	(128)	11	(27)
Net change in fair value of interest rate swaps	—	128	—	370

Comprehensive earnings	$4,857	$6,169	$11,646	$32,215

Note 13. Segment Reporting

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

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Revenue less provision for uncollectibles:
Healthcare Services	$280,259	$251,637	$800,131	$748,870
Management Services	5,824	5,784	17,638	16,859

	$286,083	$257,421	$817,769	$765,729

Operating earnings:
Healthcare Services	$31,926	$30,060	$102,921	$108,330
Management Services	957	1,078	(7,133)	2,951
General Corporate	(10,880)	(12,532)	(31,843)	(37,207)

	$22,003	$18,606	$63,945	$74,074

Note 14. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the 11.25% Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, are as follows:

Consolidated Balance Sheet

	As of September 30, 2006
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,910	$—	$—	$2,910
Accounts receivable, net	194,439	—	—	194,439
Prepaid expenses and other current assets	17,367	30,514	(29,621)	18,260
Receivables under insurance programs	37,642	—	—	37,642
Income tax receivable	3,978	—	(3,978)	—

Total current assets	256,336	30,514	(33,599)	253,251
Investments of insurance subsidiary	—	54,130	—	54,130
Property and equipment, net	19,846	—	—	19,846
Other intangibles, net	31,088	—	—	31,088
Goodwill	150,660	—	—	150,660
Deferred income taxes	84,681	2,607	—	87,288
Receivables under insurance programs	23,520	—	—	23,520
Investments in subsidiaries	12,428	—	(12,428)	—
Other	24,330	192	—	24,522

	$602,889	$87,443	$(46,027)	$644,305

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$9,480	$22	$—	$9,502
Accrued compensation and physician payable	81,340	—	—	81,340
Other accrued liabilities	61,070	55,698	(26,867)	89,901
Income taxes payable	2,941	3,978	(3,978)	2,941
Current maturities of long-term debt	17,150	—	—	17,150
Deferred income taxes	19,599	—	(2,754)	16,845

Total current liabilities	191,580	59,698	(33,599)	217,679
Long-term debt, less current maturities	632,562	—	—	632,562
Other non-current liabilities	150,440	15,317	—	165,757
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,021	(8,021)	—
Accumulated other comprehensive loss	(4)	(323)	—	(327)
Members’ deficit	(371,689)	—	323	(371,366)

	$602,889	$87,443	$(46,027)	$644,305

Consolidated Balance Sheet

	As of December 31, 2005
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$10,644	$—	$—	$10,644
Accounts receivable, net	180,407	—	—	180,407
Prepaid expenses and other current assets	2,774	20,975	(17,788)	5,961
Receivables under insurance programs	45,912	—	—	45,912
Income tax receivable	16,908	—	(2,323)	14,585

Total current assets	256,645	20,975	(20,111)	257,509
Investments of insurance subsidiary	—	41,452	—	41,452
Property and equipment, net	18,454	—	—	18,454
Other intangibles, net	37,256	—	—	37,256
Goodwill	150,166	—	—	150,166
Deferred income taxes	83,224	328	3,947	87,499
Receivables under insurance programs	30,375	—	—	30,375
Investments in subsidiaries	5,090	—	(5,090)	—
Other	23,683	107	—	23,790

	$604,893	$62,862	$(21,254)	$646,501

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$18,750	$34	$—	$18,784
Accrued compensation and physician payable	81,319	—	—	81,319
Other accrued liabilities	66,843	32,507	(13,841)	85,509
Income taxes payable	—	2,323	(2,323)	—
Current maturities of long-term debt	9,550	—	—	9,550
Deferred income taxes	23,035	—	—	23,035

Total current liabilities	199,497	34,864	(16,164)	218,197
Long-term debt, less current maturities	635,750	—	—	635,750
Other non-current liabilities	153,167	22,908	—	176,075
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	694	(694)	—
Accumulated other comprehensive loss	(4)	(334)	—	(338)
Members’ deficit	(383,517)	—	334	(383,183)

	$604,893	$62,862	$(21,254)	$646,501

Consolidated Statement of Operations

	Three Months Ended September 30, 2006
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$483,832	$10,075	$(10,075)	$483,832
Provision for uncollectibles	197,749	—	—	197,749

Net revenue less provision for uncollectibles	286,083	10,075	(10,075)	286,083
Cost of services rendered
Professional expenses	232,826	6,127	(10,075)	228,878

Gross profit	53,257	3,948	—	57,205
General and administrative expenses	28,056	50	—	28,106
Management fee and other expenses	875	—	—	875
Depreciation and amortization	6,221	—	—	6,221
Interest expense, net	15,719	(519)	—	15,200

Earnings before income taxes	2,386	4,417	—	6,803
Provision for income taxes	1,925	376	—	2,301

Net earnings	$461	$4,041	$—	$4,502

Consolidated Statement of Operations

	Three Months Ended September 30, 2005
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$410,423	$8,305	$(8,305)	$410,423
Provision for uncollectibles	153,002	—	—	153,002

Net revenue less provision for uncollectibles	257,421	8,305	(8,305)	257,421
Cost of services rendered
Professional expenses	204,991	10,131	(8,305)	206,817

Gross profit (loss)	52,430	(1,826)	—	50,604
General and administrative expenses	25,937	29	—	25,966
Management fee and other expenses (income)	(204)	—	—	(204)
Depreciation and amortization	6,235	—	—	6,235
Interest expense, net	6,887	(275)	—	6,612
Transaction costs	1,247	—	—	1,247

Earnings before income taxes	12,328	(1,580)	—	10,748
Provision for income taxes	6,327	(1,748)	—	4,579

Net earnings	$6,001	$168	$—	$6,169

Consolidated Statement of Operations

	Nine months ended September 30, 2006
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,355,749	$27,275	$(27,275)	$1,355,749
Provision for uncollectibles	537,980	—	—	537,980

Net revenue less provision for uncollectibles	817,769	27,275	(27,275)	817,769
Cost of services rendered
Professional expenses	663,128	4,040	(27,275)	639,893

Gross profit	154,641	23,235	—	177,876
General and administrative expenses	81,121	135	—	81,256
Management fee and other expenses	2,690	—	—	2,690
Impairment of intangibles	9,523	—	—	9,523
Depreciation and amortization	20,462	—	—	20,462
Interest expense, net	44,548	(1,452)	—	43,096

Earnings (loss) before income taxes	(3,703)	24,552	—	20,849

Provision for income taxes	1,989	7,225	—	9,214

Net earnings (loss)	$(5,692)	$17,327	$—	$11,635

Consolidated Statement of Operations

	Nine months ended September 30, 2005
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,210,094	$17,729	$(17,729)	$1,210,094
Provision for uncollectibles	444,365	—	—	444,365

Net revenue less provision for uncollectibles	765,729	17,729	(17,729)	765,729
Cost of services rendered
Professional expenses	595,866	13,716	(17,729)	591,853

Gross profit	169,863	4,013	—	173,876
General and administrative expenses	76,597	135	—	76,732
Management fee and other expenses	2,115	—	—	2,115
Loss on extinguishment of debt	1,402	—	—	1,402
Depreciation and amortization	19,553	—	—	19,553
Interest expense, net	21,156	(631)	—	20,525
Transaction costs	1,247	—	—	1,247

Earnings before income taxes	47,793	4,509	—	52,302
Provision for income taxes	18,852	1,578	—	20,430

Net earnings	$28,941	$2,931	$—	$31,872

Consolidated Statement of Cash Flows

	Nine months ended September 30, 2006
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings (loss)	$(5,692)	$17,327	$—	$11,635
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	20,462	—	—	20,462
Amortization of deferred financing costs	1,821	—	—	1,821
Employee equity based compensation expense	477	—	—	477
Impairment of intangibles	9,523	—	—	9,523
Provision for uncollectibles	537,980	—	—	537,980
Deferred income taxes	(1,447)	(1,114)	—	(2,561)
Loss on sale of equipment	23	—	—	23
Equity in joint venture income	(1,502)	—	—	(1,502)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(552,012)	—	—	(552,012)
Prepaids and other assets	(2,293)	(10,815)	—	(13,108)
Income tax receivables	15,871	1,655	—	17,526
Accounts payable	(9,083)	(12)	—	(9,095)
Accrued compensation and physician payable	987	—	—	987
Other accrued liabilities	(8,143)	13,043	—	4,900
Professional liability reserves	1,893	2,556	—	4,449

Net cash provided by operating activities	8,865	22,640	—	31,505
Investing activities
Purchases of property and equipment	(7,173)	—	—	(7,173)
Cash paid for acquisition, net	(20,785)	—	—	(20,785)
Net purchases of investments by insurance subsidiary	—	(12,640)	—	(12,640)
Other investing activities	209	—	—	209

Net cash used in investing activities	(27,749)	(12,640)	—	(40,389)
Financing activities
Payments on notes payable	(3,187)	—	—	(3,187)
Proceeds from revolving credit facility	184,300	—	—	184,300
Payment on revolving credit facility	(176,700)	—	—	(176,700)
Payment of deferred financing costs	(752)	—	—	(752)
Purchase of treasury stock	(2,570)	—	—	(2,570)
Transaction payments in connection with recapitalization	(56)	—	—	(56)
Proceeds from sale of common units	115	—	—	115
Net transfers from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash provided by (used in) financing activities	11,150	(10,000)	—	1,150

Decrease in cash and cash equivalents	(7,734)	—	—	(7,734)
Cash and cash equivalents, beginning of period	10,644	—	—	10,644

Cash and cash equivalents, end of period	$2,910	$—	$—	$2,910

Consolidated Statement of Cash Flows

	Nine months ended September 30, 2005
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$28,941	$2,931	$—	$31,872
Adjustments to reconcile net earnings:
Depreciation and amortization	19,553	—	—	19,553
Amortization of deferred financing costs	523	—	—	523
Employee equity based compensation	457	—	—	457
Write-off of deferred financing costs	734	—	—	734
Provision for uncollectibles	444,365	—	—	444,365
Deferred income taxes	(4,559)	(1,663)	—	(6,222)
Loss on sale of investment	201	—	—	201
Loss on sale of equipment	1,549	—	—	1,549
Equity in joint venture income	(1,331)	—	—	(1,331)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(456,963)	—	—	(456,963)
Prepaids and other assets	15,155	(15,900)	—	(745)
Income tax receivables	(15)	1,100	—	1,085
Accounts payable	1,072	15	—	1,087
Accrued compensation and physician payable	3,529	—	—	3,529
Other accrued liabilities	(20,369)	15,465	—	(4,904)
Professional liability reserves	3,897	11,283	—	15,180

Net cash provided by operating activities	36,739	13,231	—	49,970
Investing activities
Purchases of property and equipment	(6,167)	—	—	(6,167)
Sale of property and equipment	177	—	—	177
Cash paid for acquisitions, net	(5,795)	—	—	(5,795)
Net changes in short-term investments	64,676	—	—	64,676
Net purchases of investments by insurance subsidiary	(112)	(12,231)	—	(12,343)
Other investing activities	(291)	—	—	(291)

Net cash provided by (used in) investing activities	52,488	(12,231)	—	40,257
Financing activities
Payments on notes payable	(80,582)	—	—	(80,582)
Payments of deferred financing costs	(271)	—	—	(271)
Proceeds from sales of common stock	400	—	—	400
Purchase of treasury stock	(1,530)	—	—	(1,530)
Proceeds from sales of treasury stock	485	—	—	485
Net transfers from parent’s subsidiaries	1,000	(1,000)	—	—

Net cash used in financing activities	(80,498)	(1,000)	—	(81,498)

Net increase in cash and cash equivalents	8,729	—	—	8,729
Cash and cash equivalents, beginning of period	17,931	—	—	17,931

Cash and cash equivalents, end of period	$26,660	$—	$—	$26,660

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States based on revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, radiology, anesthesiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have, however, focused primarily on providing outsourced services to hospital emergency departments, which accounts for the majority of our revenue.

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

A significant portion (77% of our net revenue in the nine months ended September 30, 2006 and the year ended December 31, 2005) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at September 30, 2006 and at December 31, 2005, were 62.6 days and 66.9 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days revenue outstanding of approximately 4.3 days includes a decrease of 9.5 days resulting from an increase in average revenue per day between periods offset by an increase of 3.4 days associated with an increased valuation of fee-for-service accounts receivable and an increase of 1.8 days related to contract accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges, increased pricing and favorable settlements with managed care plans and an increase in the average patient acuity, while the increased valuation of fee-for-service accounts receivable is due primarily to new contract start-ups. The increase of 1.8 days related to contract accounts receivable is due primarily to the acquisition of a hospital medicine business in the current quarter. Our allowance for doubtful accounts totaled $163.3 million as of September 30, 2006. Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of September 30, 2006, was equal to approximately 90% of outstanding self-pay fee-for-service patient accounts. The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over six million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Facts and circumstances that may result in an adjustment to the formulaic result are generally few and are usually related to third-party payer processing problems that are temporary in nature. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2006 and 2005.

Insurance Reserves. The nature of our business is such that it is subject to professional liability lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from a commercial insurance provider. Professional liability claims and lawsuits are routinely reviewed by our insurance carrier and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of insurance limits have been provided at the time such determinations are made. In addition, where as a condition of a professional liability insurance policy the policy includes a self-insured risk retention layer of coverage, we have recorded a provision for estimated losses likely to be incurred during such periods and within such limits based on our past loss experience following consultation with our outside insurance experts and claims managers.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. The initial premium installment of $5.5 million was paid in the second quarter of 2006 and we funded an additional $5.5 million in the third quarter of 2006. We have the option to fund additional premium payments during 2007 which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of September 30, 2006, the current aggregate limit of coverage under this policy is $140.3 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $38.3 million. The Company’s estimated loss reserve is discounted at 4.0%.

Our provisions for losses under the aggregate loss limits of our policy in effect prior to March 12, 2003, and under our captive insurance and self-insurance programs since March 12, 2003, are subject to periodic actuarial re-evaluation. The results of such periodic actuarial studies may result in either upward or downward adjustment to our previous loss estimates.

The accounts of the captive insurance company are fully consolidated with those of our other operations in the accompanying financial statements.

Impairment of Intangible Assets

In assessing the recoverability of the Company’s intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Our critical accounting policies have been disclosed in the Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on May 15, 2006. There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2006.

Factors and Trends that Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.

TRICARE Program

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide under the TRICARE program administered by the Department of Defense. Our revenues derived from military healthcare staffing totaled approximately $121.1 million in the first nine months of 2006 compared to approximately $114.6 million in the same period in 2005.

Approximately $61.4 million of estimated annual revenue won by us as part of the military’s contract bidding process in 2005 was awarded to us on a one-year contract basis and was subject to re-bid and award on or about October 1, 2006. Approximately $99.7 million of estimated annual revenue won during the bidding process in 2005 was awarded to us on a two – five option year contract basis which gave the government the option to exercise available option years each October 1. An estimated $67.8 million of annual revenue derived from contracts presently held by other staffing providers or new government contract staffing opportunities were also up for bid and award on or about October 1, 2006. The government reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 27.9% of our military staffing revenue is derived through a subcontracting agreement with a small business prime contractor.

The Company was successful in retaining existing business or winning new bid awards following completion of the bidding process as of October 1, 2006, in the estimated amount of $169.5 million. The estimated amount of $169.5 million included $67.2 million awarded under one-year contracts.

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

In addition to the proposed changes in the RVU values, on November 1, 2006 CMS announced a proposed reduction in the Medicare Conversion Factor (“Conversion Factor”) applicable to all Medicare physician fee payments in the amount of 5.0% for 2007, a reduction required by a statutory formula. There are several bills currently proposed in the U.S. Congress to revise such a result to eliminate the 5.0% rate decrease. However, management cannot predict the outcome of such bills in mitigating the current planned rate decrease.

Based on the current CMS proposal, the Company estimates that its revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule would increase by approximately $0.1 million, based on a 5.0% decrease in the Conversion Factor for 2007. With no Conversion Factor change, the increase in such revenues is estimated to be approximately $9.0 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional services expenses	75.5	75.3	75.3	73.2
Professional liability costs	4.5	5.1	3.0	4.1
Gross profit	20.0	19.7	21.8	22.7
General and administrative expenses	9.8	10.1	9.9	10.0
Management fee and other expenses (income)	0.3	(0.1)	0.3	0.3
Loss on extinguishment of debt	—	—	—	0.2
Depreciation and amortization	2.2	2.4	2.5	2.6
Interest expense, net	5.3	2.6	5.3	2.7
Impairment of intangibles	—	—	1.2	—
Transaction costs	—	0.5	—	0.2
Earnings before income taxes	2.4	4.2	2.5	6.8
Provision from income taxes	0.8	1.8	1.1	2.7
Net earnings	1.6	2.4	1.4	4.2

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Revenue. Net revenue in the three months ended September 30, 2006 increased $73.4 million or 17.9%, to $483.8 million from $410.4 million in the three months ended September 30, 2005. The increase in net revenues of $73.4 million resulted primarily from increases in fee-for-service revenue of $60.6 million and contract revenue of $9.9 million. In the three months ended September 30, 2006, fee-for-service revenue was 77.3% of net revenue compared to 76.3% in 2005, contract revenue was 20.5% of net revenue compared to 21.8% in 2005 and other revenue was 2.2% in 2006 compared to 1.9% in 2005. Other revenue for the three months ended September 30, 2006 includes $2.1 million associated with the settlement of a lawsuit involving a terminated contract staffing arrangement.

Provision for Uncollectibles. The provision for uncollectibles was $197.7 million in the three months ended September 30, 2006 compared to $153.0 million in the corresponding period in 2005, an increase of $44.7 million or 29.2%. The provision for uncollectibles as a percentage of net revenue was 40.9% in 2006 compared with 37.3% in 2005. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles as a percentage of net revenues resulted primarily from an increase in self pay gross accounts receivable relative to other payer types. For the three months ended September 30, 2006 self pay fee-for-service patient visits were approximately 22.5% of total fee-for-service patient visits compared to approximately 21.5% in the same period of 2005.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended September 30, 2006 increased $28.7 million, or 11.1%, to $286.1 million from $257.4 million in the three months ended September 30, 2005. Same contract revenues, which consists of contracts under management in both periods, increased $8.3 million, or 3.7%, to $234.0 million in 2006 compared to $225.7 million in 2005. The increase in same contract revenue of 3.7% consists primarily of increases in patient dollar volume between periods which contributed 1.7% of the growth and an increase in our estimated net revenue per billing unit of 1.9%. These increases were partially offset by a decline of approximately 1.1% associated with a net decline in estimated amounts to be collected in prior periods. Other revenue contributed to the remaining same contract growth as a result of a settlement in the three months ended September 30, 2006 relating to a legal dispute of a previously terminated contract. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $32.0 million partially offset by $26.9 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $15.3 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $216.1 million in the three months ended September 30, 2006 compared to $193.7 million in the three months ended September 30, 2005, an increase of $22.3 million or 11.5%. The increase of $22.3 million included an increase of approximately $6.8 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $11.6 million related to our acquisitions and $3.9 million related to new sales net of terminated contracts.

Professional Liability Costs. Professional liability costs were $12.8 million in the three months ended September 30, 2006 compared with $13.1 million in the three months ended September 30, 2005 for a decrease of $0.3 million or 2.0%. The $0.3 million decrease is primarily due to a reduction in current year rates based on the actuarial studies completed in 2006.

Gross Profit. Gross profit was $57.2 million in the three months ended September 30, 2006 compared to $50.6 million in the same period in 2005 for an increase of $6.6 million between periods. The $6.6 million increase is primarily attributable to the gross margin contribution of our acquisitions and new contracts in excess of terminated contracts between periods. Also contributing to the increase is the previously discussed legal settlement. Same contract gross profit in the current period was consistent with the comparable prior period. Gross profit as a percentage of revenue less provision for uncollectibles increased to 20.0% in 2006 compared with 19.7% in 2005.

General and Administrative Expenses. General and administrative expenses increased $2.1 million to $28.1 million for the three months ended September 30, 2006 from $26.0 million in the three months ended September 30, 2005. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.8% in 2006 and 10.1% in 2005. Acquisitions contributed $1.0 million of the increase in general and administrative expenses. The remaining $1.1 million increase in general and administrative expenses in 2006 are increases primarily related to inflationary growth in salaries partially offset by a $0.4 million decrease related to our management incentive plan.

Management Fee and Other Expense (Income). Management fee and other expenses (income) were $0.9 million in the three months ended September 30, 2006 compared to income of $0.2 million in the corresponding period in 2005 for a change of $1.1 million. The $1.1 million change between periods is due primarily to increased payments to our equity sponsor. Also contributing to the increase is a $0.3 million favorable adjustment related to the final settlement related to the sale of radiology assets in the corresponding period of 2005.

Depreciation and Amortization. Depreciation and amortization was $6.2 million in the three months ended September 30, 2006 and 2005.

Net Interest Expense. Net interest expense increased $8.6 million to $15.2 million in the three months ended September 30, 2006, compared to $6.6 million in the corresponding period in 2005. The increase in net interest expense is primarily due to higher debt balances incurred to finance the merger and recapitalization of the company in November 2005 and an increase in the average rate of interest on such debt.

Transaction Costs. Transaction costs were $1.2 million in 2005. These costs relate to legal and professional fees paid for the Company’s Recapitalization Merger.

Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2006 were $6.8 million compared to $10.7 million in the corresponding period in 2005.

Provision for Income Taxes. The provisions for income taxes were $2.3 million in the three months ended September 30, 2006 compared to $4.6 million in the corresponding period in 2005.

Net Earnings. Net earnings were $4.5 million in the three months ended September 30, 2006 compared to $6.2 million in the three months ended September 30, 2005.

Nine months ended September 30, 2006 Compared to the Nine months ended September 30, 2005

Net Revenue. Net revenue in the nine months ended September 30, 2006 increased $145.7 million or 12.0%, to $1,355.7 million from $1,210.1 million in the nine months ended September 30, 2005. The increase in net revenues of $145.7 million resulted primarily from an increase of $120.6 million in fee-for-service revenue and an increase of $21.6 million in contract revenue. In the nine months ended September 30, 2006, fee-for-service revenue was 77.4% of net revenue compared to 76.7% in 2005, contract revenue was 20.6% of net revenue compared to 21.3% in 2005 and other revenue was 2.0% in 2006 and 2005. Other revenue for the nine months ended September 30, 2006 includes $2.1 million associated with the settlement of a lawsuit involving a terminated contract staffing arrangement.

Provision for Uncollectibles. The provision for uncollectibles was $538.0 million in the nine months ended September 30, 2006 compared to $444.4 million in the corresponding period in 2005, an increase of $93.6 million or 21.1%. The provision for uncollectibles as a percentage of net revenue was 39.7% in 2006 compared with 36.7% in 2005. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles as a percentage of net revenues resulted primarily from an increase in self pay gross accounts receivable relative to other payer types. For the nine months ended September 30, 2006 self pay fee-for-service patient visits were approximately 21.4% of total fee-for-service patient visits compared to approximately 20.4% in the same period of 2005.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the nine months ended September 30, 2006 increased $52.0 million, or 6.8%, to $817.8 million from $765.7 million in the nine months ended September 30, 2005. Same contract revenues, which consists of contracts under management in both periods, increased $21.6 million, or 3.4%, to $667.5 million in 2006 compared to $645.9 million in 2005. The increase in same contract revenue of 3.4% consists of an increase in overall patient dollar volume between periods of approximately 1.3% as well as an increase in estimated net revenue per billing unit of 1.3%. Contract and other revenue contributed approximately 1.4% of the increase. Also contributing to the increase is an approximately 0.8% increase related to the favorable resolution of settlements with managed care plans. Partially offsetting these increases is a decline of approximately 1.5% associated with a net decline between periods in estimated amounts to be collected in prior periods. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $95.5 million, partially offset by $84.6 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $19.4 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $615.4 million in the nine months ended September 30, 2006 compared to $560.4 million in the nine months ended September 30, 2005, an increase of $55.0 million or 9.8%. The increase of $55.0 million included an increase of approximately $30.6 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $14.7 million related to our acquisitions and $9.7 million related to new sales net of terminated contracts.

Professional Liability Costs. Professional liability costs were $24.5 million in the nine months ended September 30, 2006 compared with $31.5 million in the nine months ended September 30, 2005 for a decrease of $7.0 million or 22.2%. The decrease in professional liability expenses is due to a $12.1 million reduction in professional liability reserves relating to prior years, which was based on the actuarial study completed during the first quarter of 2006. In 2005, a favorable actuarial adjustment of $7.6 million associated with prior years was recorded. Excluding the $12.1 million reduction in 2006 and the $7.6 million reduction in 2005, professional liability costs decreased $2.5 million primarily due to a reduction in current year rates reflective of favorable trends in claims development primarily associated with improvements in the overall frequency of claims reported.

Gross Profit. Gross profit was $177.9 million in the nine months ended September 30, 2006 compared to $173.9 million in the same period in 2005 for an increase of $4.0 million between periods. The $4.0 million increase is attributable to a reduction in professional liability costs partially offset by professional costs increasing in excess of growth in net revenue less provision for uncollectibles between periods on a same contract basis. The reduction in same contract gross profit is associated with reduced growth rates in same contract billing volume and fee for service pricing compared to prior period growth rates. Offsetting the decrease in same contracts is the gross margin contribution of our acquisitions and new contracts in excess of terminated contracts between periods. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 21.8% for the nine months ended September 30, 2006 compared to 22.7% for the nine months ended September 30, 2005.

General and Administrative Expenses. General and administrative expenses increased $4.5 million to $81.3 million in the nine months ended September 30, 2006 compared to $76.7 million in the nine months ended September 30, 2005. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.9% in 2006 compared to 10% in 2005. Acquisitions contributed $1.0 million of the increase in general and administrative expenses. The remaining $3.5 million increase in general and administrative expenses in 2006 is primarily due to increases related to inflationary growth in salaries.

Management Fee and Other Expenses. Management fee and other expenses were $2.7 million in the nine months ended September 30, 2006 and $2.1 million in the corresponding period in 2005 for an increase of $0.6 million. The $0.6 million increase is primarily related to increased payments to our new equity sponsor. The increase was partially offset by the losses incurred on the sale of radiology assets in 2005.

Impairment of Intangibles. During the nine months ended September 30, 2006, an impairment loss in the amount of $9.5 million was recorded related to contract intangibles and goodwill associated with our anesthesiology management services business.

Loss on Extinguishment of debt. Loss on extinguishment of debt was $1.4 million in 2005. These costs were related to the purchase and retirement of 9% subordinated debentures in the nine months ended September 30, 2005.

Depreciation and Amortization. Depreciation and amortization was $20.5 million in the nine months ended September 30, 2006 compared to $19.6 million in the nine months ended September 30, 2005. The $0.9 million increase is attributable to amortization expense which increased $0.9 million due in part to the November 2005 Reorganization Merger which resulted in an increase in contract intangible values related to the acquisition of minority interest that existed at the time of the Transaction. Also contributing to the increase in amortization expense is the increase in contract intangible values related to our acquisitions.

Net Interest Expense. Net interest expense increased $22.6 million to $43.1 million in the nine months ended September 30, 2006, compared to $20.5 million in the corresponding period in 2005. The increase in net interest expense is primarily due to higher debt balances incurred to finance the merger and recapitalization of the company in November 2005 and an increase in the average interest rate on such debt.

Transaction Costs. Transaction costs were $1.2 million in 2005. These costs relate to legal and professional fees paid for the Company’s Recapitalization Merger.

Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2006 were $20.8 million compared to $52.3 million in the corresponding period in 2005.

Provision for Income Taxes. The provisions for income taxes were $9.2 million in the nine months ended September 30, 2006 compared to $20.4 million in the corresponding period in 2005.

Net Earnings. Net earnings were $11.6 million in the nine months ended September 30, 2006 compared to $31.9 million in the nine months ended September 30, 2005.

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

Cash provided by operating activities in the nine months ended September 30, 2006 was $31.5 million compared to $50.0 million in the corresponding period in 2005. The $18.5 million decrease in cash provided by operating activities was principally due to decreased profitability between periods associated with higher levels of interest expense, increased use of operating cash flows associated with professional liability programs, an increased level of accounts receivable funding partially offset by a reduction in taxes paid. Cash used in investing activities in the nine months ended September 30, 2006, was $40.4 million compared to cash provided by investing activities of $40.3 million in 2005. The $80.7 million decrease in cash provided by investing activities was principally due to the redemption of short term investments in 2005 and the cash paid for our acquisitions during 2006. Cash provided by financing activities in the nine months ended September 30, 2006 was $1.2 million compared to cash used in financing activities of $81.5 million in the nine months ended September 30, 2005. The $82.7 million increase in cash provided by financing activities was principally due to payments on notes payable of $80.3 million in 2005 compared to payments of $3.2 million in 2006.

We spent $7.2 million in the first nine months of 2006 and $6.2 million in the first nine months of 2005 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

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

We are highly leveraged. As of September 30, 2006, we had $649.7 million in aggregate indebtedness, with an additional $112.1 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.7 million of undrawn letters of credit).

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

We had as of September 30, 2006, total cash and cash equivalents of approximately $2.9 million. Our ongoing cash needs for the nine months ended September 30, 2006 were substantially met from internally generated operating sources. During the period, we had net borrowings of $7.6 million under our revolving credit facility. Net borrowings under the revolving credit facility were used primarily to fund acquisitions during the period as well as for working capital purposes. As of September 30, 2006, $12.9 million was outstanding under the revolving credit facility.

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

No other cash payments, including contingent payments, were made during the nine months ended September 30, 2006. $5.8 million in contingent cash payments were made in the corresponding period in 2005 related to previous acquisitions. Future contingent payment obligations are approximately $10.5 million as of September 30, 2006.

We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of September 30, 2006, the current value of cash or cash equivalents and related investments held within the captive insurance company totalled approximately $54.1 million. Effective June 1, 2006, we renewed our fronting program with a commercial insurance carrier through May 31, 2007. As part of this renewal, in the second quarter of 2006, we paid cash premiums associated with the fronting arrangement of approximately $13.9 million. Based upon the results of our most recent actuarial report, anticipated cash outflow to the captive insurance company during the period October 1, 2006 through May 31, 2007 is estimated at $26.9 million. In addition, we funded premiums of approximately $11.0 in 2006 to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We have the option to fund additional premium payments under this program during 2007 which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

Under the indenture governing the senior subordinated notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the senior subordinated notes is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net earnings	$4,502	$6,169	$11,635	$31,872
Interest expense, net	15,200	6,612	43,096	20,525
Provision for income taxes	2,301	4,579	9,214	20,430
Depreciation and amortization	6,221	6,235	20,462	19,553

EBITDA	28,224	23,595	84,407	92,380
Impairment of intangibles (a)	—	—	9,523	—
Management fee and other expenses (income) (b)	875	(204)	2,690	2,115
Loss on extinguishment of debt (c)	—	—	—	1,402
Transaction costs (d)	—	1,247	—	1,247
Stock option expense (e)	—	192	—	505
Restricted unit expense (f)	140	—	477	—
Insurance subsidiary interest income	519	275	1,452	631
Severance and other charges	431	391	925	823

Adjusted EBITDA*	$30,189	$25,496	$99,474	$99,103

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments of $7,578 and $12,068 for the nine months ended September 30, 2005 and 2006, respectively. See “Management Discussion and Analysis of Financial Condition and Results of Operations”.

(a)	Includes impairment of goodwill as well as contract intangibles.

(b)	Reflects management sponsor fees and loss on disposal of assets.

(c)	Reflects the recognition of deferred financing costs and bond repayment premiums on previously outstanding bank and bond borrowings.

(d)	Reflects costs related to transactions.

(e)	Reflects costs related to the recognition of expense in connection with previously outstanding stock options.

(f)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 unit plan.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in members’ equity as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

        In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial reporting and disclosures

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities.

At September 30, 2006, the fair value of the Company’s total debt, which has a carrying value of $649.7 million, was approximately $655.1 million. The Company had $434.7 million of variable debt outstanding at September 30, 2006. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2005, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $3.2 million for the nine months ended September 30, 2006. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2005.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by Lynn Massingale, M.D. for Team Finance LLC dated November 8, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated November 8, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Lynn Massingale, M.D. for Health Finance Corporation dated November 8, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated November 8, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lynn Massingale, M.D. for Team Finance LLC dated November 8, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated November 8, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Lynn Massingale, M.D. for Health Finance Corporation dated November 8, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated November 8, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM FINANCE LLC HEALTH FINANCE CORPORATION

/s/ H. LYNN MASSINGALE, M.D.
H. Lynn Massingale
Chief Executive Officer
November 8, 2006

/s/ DAVID P. JONES
David P. Jones
Chief Financial Officer
November 8, 2006