Form 10-Q
period 2007-09-30
Team Finance LLC; Health Finance CORP
filed 2007-11-07
CIK 1356207, 1356200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☑

As of November 7, 2007, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Finance LLC and Team Health, Inc. (collectively, the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should”, “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

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

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,807	$3,999
Accounts receivable, less allowance for uncollectibles of $166,482 and $168,416 in 2007 and 2006, respectively	227,815	207,031
Prepaid expenses and other current assets	17,527	11,463
Receivables under insurance programs	24,644	36,287
Income tax receivable	—	1,403

Total current assets	289,793	260,183
Investments of insurance subsidiary	69,264	59,809
Property and equipment, net	25,821	21,847
Other intangibles, net	28,796	29,051
Goodwill	148,361	150,459
Deferred income taxes	74,702	86,726
Receivables under insurance programs	30,361	23,213
Other	29,433	23,272

	$696,531	$654,560

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,185	$13,618
Accrued compensation and physician payable	97,919	86,410
Other accrued liabilities	78,975	76,855
Income tax payable	3,439	—
Current maturities of long-term debt	4,250	11,050
Deferred income taxes	28,153	22,673

Total current liabilities	223,921	210,606
Long-term debt, less current maturities	628,312	631,500
Other non-current liabilities	170,553	179,144
Accumulated other comprehensive gain (loss)	255	(276)
Members’ deficit	(326,510)	(366,414)

	$696,531	$654,560

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Net revenue	$550,949	$481,033
Provision for uncollectibles	236,345	197,749

Net revenue less provision for uncollectibles	314,604	283,284
Cost of services rendered
Professional service expense	241,400	215,493
Professional liability cost	1,052	12,825

Gross profit	72,152	54,966
General and administrative expenses	28,496	26,143
Management fee and other expenses	1,217	877
Depreciation and amortization	3,868	6,109
Interest expense, net	13,639	15,205

Earnings from continuing operations before income taxes	24,932	6,632
Provision for income taxes	9,352	2,235

Earnings from continuing operations	15,580	4,397
Earnings (loss) from discontinued operations less applicable (benefit from) provision for income taxes of ($95) and $66, respectively	(152)	105

Net earnings	$15,428	$4,502

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Net revenue	$1,555,082	$1,346,624
Provision for uncollectibles	636,570	537,980

Net revenue less provision for uncollectibles	918,512	808,644
Cost of services rendered
Professional service expense	703,412	613,337
Professional liability cost	7,266	24,496

Gross profit	207,834	170,811
General and administrative expenses	83,310	74,986
Management fee and other expenses	3,035	2,690
Depreciation and amortization	10,956	19,879
Interest expense, net	41,430	43,117

Earnings from continuing operations before income taxes	69,103	30,139
Provision for income taxes	26,552	11,600

Earnings from continuing operations	42,551	18,539
Loss from discontinued operations less applicable benefit from income taxes of $312 and $2,386, respectively	(499)	(6,904)

Net earnings	$42,052	$11,635

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$42,052	$11,635
Adjustments to reconcile net earnings:
Depreciation and amortization	10,994	20,462
Amortization of deferred financing costs	1,615	1,821
Employee equity based compensation expense	419	477
Provision for uncollectibles	636,570	537,980
Impairment of intangibles	—	9,523
Deferred income taxes	19,441	(2,561)
Loss on sale of equipment	407	23
Equity in joint venture income	(1,360)	(1,502)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(657,354)	(552,012)
Prepaids and other assets	(12,101)	(13,108)
Income tax accounts	4,207	17,526
Accounts payable	(2,433)	(9,095)
Accrued compensation and physician payable	12,979	987
Other accrued liabilities	5,717	4,900
Professional liability reserves	(10,693)	4,449

Net cash provided by operating activities	50,460	31,505
Investing Activities
Purchases of property and equipment	(10,865)	(7,173)
Cash paid for acquisitions, net	(3,545)	(20,785)
Net purchases of investments by insurance subsidiary	(8,925)	(12,640)
Other investing activities	125	209

Net cash used in investing activities	(23,210)	(40,389)
Financing Activities
Payments on notes payable	(3,188)	(3,187)
Proceeds from revolving credit facility	83,000	184,300
Payments on revolving credit facility	(89,800)	(176,700)
Payments of deferred financing costs	(500)	(752)
Purchase of treasury stock	—	(2,570)
Proceeds from sales of common units	50	115
Redemption of common units	(1,004)	—
Transaction payments in connection with recapitalization	—	(56)

Net cash (used in) provided by financing activities	(11,442)	1,150

Net increase (decrease) in cash	15,808	(7,734)
Cash and cash equivalents, beginning of period	3,999	10,644

Cash and cash equivalents, end of period	$19,807	$2,910

Interest paid	$37,306	$37,303

Taxes paid	$2,089	$4,494

See accompanying notes to financial statements.

TEAM FINANCE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

On November 23, 2005, affiliates of The Blackstone Group (“Blackstone”), a private equity firm, by way of merger with Team Health Holdings LLC (“Holdings”), acquired a 91.1% interest in Holdings (the “Recapitalization Merger”). Holdings became the parent corporation of Team Finance LLC (“Team Finance”). Also pursuant to the Merger Agreement dated October 11, 2005, Team MergerSub Inc., a Tennessee Corporation and wholly-owned subsidiary of Team Finance merged with and into Team Health, Inc. (“Team Health”) (the “Reorganization Merger”). References and information noted as being those of the “Company”, “we” or “our” relate to both Team Health and Team Finance. The remaining ownership in Holdings is held by members of management of the Company.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 will become effective on January 1, 2008, and the Company has not yet determined the impact, if any, on its consolidated financial statements.

Note 3. Discontinued Operations

In January 2007, the Company completed a strategic review of Team Health Anesthesiology Management Services (“THAMS”), and based upon the review, concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company elected to exit this non-core business line. The final phase of this business line disposal was substantially completed during the third quarter of 2007, therefore in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets the operating results of THAMS are presented in the accompanying consolidated statements of operations as a discontinued operation for all periods presented.

The financial results of THAMS included in discontinued operations, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$49	$2,800	$2,368	$9,124
Total cost of services	(11)	560	398	2,060

Gross Profit	60	2,240	1,970	7,064
Earnings (loss) before income taxes	(247)	171	(811)	(9,290)
Provision for (benefit from) income taxes	(95)	66	(312)	(2,386)

Earnings (loss) from discontinued operations	$(152)	$105	$(499)	$(6,904)

The loss from discontinued operations in the three and nine months ended September 30, 2007 include approximately $0.1 million and $1.0 million, respectively, of severance and other exit costs related to the disposal of this business unit.

The loss from discontinued operations in the nine months ended September 30, 2006 consists of an impairment loss of $9.5 million ($7.0 million net of $2.5 million tax benefit). In April 2006, THAMS received notification from its largest anesthesia practice client of its intent to terminate its contract in accordance with the terms of the agreement. Management concluded that THAMS’ existing revenues and operating income would be materially adversely affected as a result of this contract termination. The above noted facts and circumstances were concluded by management to require a test for recoverability of the existing contract intangibles under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and a “triggering event” under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Consequently the Company recorded a charge of $2.0 million in the results of operations in the first quarter of 2006. The charge reduced the book value of the contract intangibles within the management services reporting segment to its fair value estimated to be $0.7 million as of March 31, 2006, as determined by using a discounted cash flow model.

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

For the nine months ended September 30, 2007 and 2006 THAMS had an operating use of cash of $1.3 million and $0.9 million, respectively.

Note 4. Acquisitions

Effective August 24, 2007, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. The purchase price for the acquired business was $2.4 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $2.2 million in future contingent payments. In connection with the transaction the Company has recorded a $4.3 million contract intangible, which is the estimated fair value of the assets acquired at the date of the acquisition. The excess of fair value of the assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration payable in the future will be first applied to reduce the amount recorded as “estimated amount due seller,” and thereafter to goodwill.

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

Note 5. Net Revenue

Net revenue for the three and nine months ended September 30, 2007 and 2006, respectively, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fee for service revenue	$443,981	$373,821	$1,233,514	$1,049,071
Contract revenue	100,972	99,275	303,031	279,442
Other revenue	5,996	7,937	18,537	18,111

	$550,949	$481,033	$1,555,082	$1,346,624

Note 6. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of September 30, 2007 and December 31, 2006 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of September 30, 2007:
Contracts	$40,020	$11,327
Other	448	345

Total	$40,468	$11,672

As of December 31, 2006:
Contracts	$37,323	$8,409
Other	448	311

Total	$37,771	$8,720

Aggregate amortization expense:
For the nine months ended September 30, 2007	$4,512

Estimated amortization expense:
For the remainder of the year ended December 31, 2007	$1,485
For the year ended December 31, 2008	5,756
For the year ended December 31, 2009	5,673
For the year ended December 31, 2010	5,416
For the year ended December 31, 2011	5,416

Note 7. Income Taxes

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $1.6 million charge to members’ equity, a reduction in the deferred tax assets of approximately $1.0 million and an increase in the liability for unrecognized tax benefits of approximately $0.4 million. The Company recognizes interest accrued related to the unrecognized tax benefits in interest expense and penalties in operating expenses. Included in the above estimates is approximately $0.2 million of interest expense.

During the three months ended September 30, 2007, the Company recognized an additional reduction of its deferred tax asset of approximately $0.1 million and an increase in the liability for unrecognized tax benefits of approximately $0.4 million, $0.2 million related to a position taken in a prior period.

The amount of unrecognized tax benefits that, if recognized, would affect the effective rate are approximately $2.2 million.

The Company and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U. S. federal, state or local examination by tax authorities for years before 2003.

The effective rate for continuing operations for the nine months ended September 30, 2007 was 38.4% compared to 38.5% for the same period in 2006.

Note 8. Long-Term Debt

Long-term debt as of September 30, 2007 consisted of the following (in thousands):

Term Loan Facilities	$417,562
11.25% Senior Subordinated Notes	215,000
Revolving line of credit	—

632,562
Less current portion	(4,250)

$628,312

The interest rate for any revolving credit facility borrowings is based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of September 30, 2007, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.25% or the agent bank’s base rate plus 1.25%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at September 30, 2007.

The interest rate at September 30, 2007 was 7.4% for amounts outstanding under the term loan facility. Effective April 5, 2007, the Company amended its senior credit agreement. The amendment reduced the interest rate on any term loans outstanding equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. Previously, the interest rate on term loan borrowings was equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.50%. The Company is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. In addition, prior to April 5, 2008, in the event of a prepayment of the outstanding term loans associated with a refinancing whose primary purpose is a reduction in the term loan interest rate, the Company will pay a fee equal to 1.0% of the prepayment amount. Other significant terms and conditions of the credit agreement, including the maturity date of November 23, 2012, did not change under the amendment.

No borrowings under the $125.0 million revolving credit facility were outstanding as of September 30, 2007, and the Company had $7.1 million of standby letters of credit outstanding against the revolving credit facility commitment.

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

Aggregate annual maturities of long-term debt as of September 30, 2007 are as follows (in thousands):

2007	$4,250
2008	4,250
2009	4,250
2010	4,250
2011	4,250
Thereafter	611,312

Note 9. Professional Liability Insurance

The Company’s professional liability loss reserves consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Estimated losses under self-insured programs	$159,819	$170,512
Estimated losses under commercial insurance programs	55,004	59,500

	214,823	230,012
Less estimated payable within one year	(56,876)	(59,486)

	$157,947	$170,526

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of September 30, 2007, the insured loss limit under the policy was $146.0 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported. The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies performed by an independent actuarial firm. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected.

The Company’s most recent actuarial valuation was completed in October 2007. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $12.5 million in the three months ended September 30, 2007, related to its reserves for losses in prior years. Additionally, the Company had realized a $19.6 million reduction in its professional liability losses in the first quarter of 2007, resulting from an actuarial study completed in April 2007. In total, for the nine months ended September 30, 2007, the Company has realized a reduction in its provision for professional liability losses of $32.1 million related to reserves for loss estimates in prior years associated with favorable trends in actuarial loss estimates. Also in the nine months ended September 30, 2006, the Company realized a $12.1 million reduction in its professional liability losses resulting from an actuarial study completed in April 2006.

Note 10. Share-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment—Revised 2000 (SFAS No. 123(R)).

In November 2005, the Company adopted the 2005 Unit Plan. A total of 400,000 Class B Common Units and 600,000 Class C Common Units are authorized for issuance to executives and other key employees under the 2005 Unit Plan. As of September 30, 2007, there were 307,833 restricted Class B Common Units and 430,967 Class C Common Units outstanding. The outstanding units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value in accordance with the provisions of SFAS No. 123(R). For the nine months ended September 30, 2007 and 2006, the Company recognized $0.5 million, of employee equity based compensation expense. As of September 30, 2007, there was $1.8 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

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

Acquisition Payments

As of September 30, 2007, the Company may have to pay up to $11.8 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2007. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the nine months ended September 30, 2007, the Company made $1.1 million in cash payments related to previous acquisitions.

Note 12. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$15,428	$4,502	$42,052	$11,635
Net change in fair market value of investments	660	355	531	11

Comprehensive earnings	$16,088	$4,857	$42,583	$11,646

Note 13. Segment Reporting

After consideration of the discontinued operations of its anesthesia management services business (Note 3), the Company provides services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics and occupational health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Billing Services segment provides a range of external billing, collection and consulting services on a fee basis to outside third-party customers.

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Revenue less provision for uncollectibles:
Healthcare Services	$311,696	$280,259	$909,464	$800,131
Billing Services	2,908	3,025	9,048	8,513

	$314,604	$283,284	$918,512	$808,644

Operating earnings:
Healthcare Services	$50,065	$31,926	$144,261	$102,921
Billing Services	461	791	1,499	2,178
General Corporate	(11,955)	(10,880)	(35,227)	(31,843)

	$38,571	$21,837	$110,533	$73,256

Note 14. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position, excluding its investments in its subsidiaries, is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the 11.25% Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006, are as follows:

Consolidated Balance Sheet

	As of September 30, 2007
	Parent and Guarantor Subsidiaries	Non- Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$19,807	$—	$—	$19,807
Accounts receivable, net	227,815	—	—	227,815
Prepaid expenses and other current assets	16,421	31,018	(29,912)	17,527
Receivables under insurance programs	24,644	—	—	24,644

Total current assets	288,687	31,018	(29,912)	289,793
Investments of insurance subsidiary	—	69,264	—	69,264
Property and equipment, net	25,821	—	—	25,821
Other intangibles, net	28,796	—	—	28,796
Goodwill	148,361	—	—	148,361
Deferred income taxes	70,810	—	3,892	74,702
Receivables under insurance programs	30,361	—	—	30,361
Investments in subsidiaries	12,986	—	(12,986)	—
Other	29,204	229	—	29,433

	$635,026	$100,511	$(39,006)	$696,531

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$10,247	$938	$—	$11,185
Accrued compensation and physician payable	97,919	—	—	97,919
Other accrued liabilities	46,717	58,278	(26,020)	78,975
Income taxes payable	2,335	1,104	—	3,439
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	28,117	36	—	28,153

Total current liabilities	189,585	60,356	(26,020)	223,921
Long-term debt, less current maturities	628,312	—	—	628,312
Other non-current liabilities	143,384	27,169	—	170,553
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,001	(8,001)	—
Accumulated other comprehensive gain	—	255	—	255
Members’ deficit	(326,255)	—	(255)	(326,510)

	$635,026	$100,511	$(39,006)	$696,531

Consolidated Balance Sheet

	As of December 31, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$3,999	$—	$—	$3,999
Accounts receivable, net	207,031	—	—	207,031
Prepaid expenses and other current assets	10,690	22,776	(22,003)	11,463
Receivables under insured programs	36,287	—	—	36,287
Income tax receivable	1,452	—	(49)	1,403

Total current assets	259,459	22,776	(22,052)	260,183
Investments of insurance subsidiary	—	59,809	—	59,809
Property and equipment, net	21,847	—	—	21,847
Other intangibles, net	29,051	—	—	29,051
Goodwill	150,459	—	—	150,459
Deferred income taxes	81,335	180	5,211	86,726
Receivables under insured programs	23,213	—	—	23,213
Investment in subsidiary	12,771	—	(12,771)	—
Other	23,071	201	—	23,272

	$601,206	$82,966	$(29,612)	$654,560

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,584	$34	$—	$13,618
Accrued compensation and physician payable	86,410	—	—	86,410
Other accrued liabilities	53,658	39,989	(16,792)	76,855
Income taxes payable	—	49	(49)	—
Current maturities of long-term debt	11,050	—	—	11,050
Deferred income taxes	22,673	—	—	22,673

Total current liabilities	187,375	40,072	(16,841)	210,606
Long-term debt, less current maturities	631,500	—	—	631,500
Other non-current liabilities	149,021	30,123	—	179,144
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,313	(8,313)	—
Accumulated other comprehensive loss	(4)	(272)	—	(276)
Members’ deficit	(366,686)	—	272	(366,414)

	$601,206	$82,966	$(29,612)	$654,560

Consolidated Statement of Operations

	Three Months Ended September 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$550,949	$9,757	$(9,757)	$550,949
Provision for uncollectibles	236,345	—	—	236,345

Net revenues less provision for uncollectibles	314,604	9,757	(9,757)	314,604
Cost of services rendered
Professional expenses	246,274	5,935	(9,757)	242,452

Gross profit	68,330	3,822	—	72,152
General and administrative expenses	28,429	67	—	28,496
Management fee and other expenses	1,217	—	—	1,217
Depreciation and amortization	3,868	—	—	3,868
Interest expense (income), net	14,483	(844)	—	13,639

Earnings from continuing operations before income taxes	20,333	4,599	—	24,932
Provision for income taxes	7,742	1,610	—	9,352

Earnings from continuing operations	12,591	2,989	—	15,580
Loss from discontinued operations net of taxes	(152)	—	—	(152)

Net earnings	$12,439	$2,989	$—	$15,428

Consolidated Statement of Operations

	Three Months Ended September 30, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$481,033	$10,075	$(10,075)	$481,033
Provision for uncollectibles	197,749	—	—	197,749

Net revenue less provision for uncollectibles	283,284	10,075	(10,075)	283,284
Cost of services rendered
Professional expenses	232,266	6,127	(10,075)	228,318

Gross profit	51,018	3,948	—	54,966
General and administrative expenses	26,093	50	—	26,143
Management fee and other expenses	877	—	—	877
Depreciation and amortization	6,109	—	—	6,109
Interest (income) expense, net	15,724	(519)	—	15,205

Earnings from continuing operations before income taxes	2,215	4,417	—	6,632
Provision for income taxes	1,859	376	—	2,235

Earnings from continuing operations	356	4,041	—	4,397
Earnings from discontinued operations	105	—	—	105

Net earnings	$461	$4,041	$—	$4,502

Consolidated Statement of Operations

	Nine Months Ended September 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,555,082	$29,802	$(29,802)	$1,555,082
Provision for uncollectibles	636,570	—	—	636,570

Net revenues less provision for uncollectibles	918,512	29,802	(29,802)	918,512
Cost of services rendered
Professional expenses	731,432	9,048	(29,802)	710,678

Gross profit	187,080	20,754	—	207,834
General and administrative expenses	83,103	207	—	83,310
Management fee and other expenses	3,035	—	—	3,035
Depreciation and amortization	10,956	—	—	10,956
Interest expense (income), net	43,760	(2,330)	—	41,430

Earnings from continuing operations before income taxes	46,226	22,877	—	69,103
Provision for income taxes	18,545	8,007	—	26,552

Earnings from continuing operations	27,681	14,870	—	42,551
Loss from discontinued operations net of taxes	(499)	—	—	(499)

Net earnings	$27,182	$14,870	$—	$42,052

Consolidated Statement of Operations

	Nine months ended September 30, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,346,624	$27,275	$(27,275)	$1,346,624
Provision for uncollectibles	537,980	—	—	537,980

Net revenue less provision for uncollectibles	808,644	27,275	(27,275)	808,644
Cost of services rendered
Professional expenses	661,068	4,040	(27,275)	637,833

Gross profit	147,576	23,235	—	170,811
General and administrative expenses	74,851	135	—	74,986
Management fee and other expenses	2,690	—	—	2,690
Depreciation and amortization	19,879	—	—	19,879
Interest (income) expense, net	44,569	(1,452)	—	43,117

Earnings from continuing operations before income taxes	5,587	24,552	—	30,139
Provision for income taxes	4,375	7,225	—	11,600

Earnings from continuing operations	1,212	17,327	—	18,539
Loss from discontinued operations	(6,904)	—	—	(6,904)

Net earnings (loss)	$(5,692)	$17,327	$—	$11,635

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$27,182	$14,870	$—	$42,052
Adjustments to reconcile net earnings:
Depreciation and amortization	10,994	—	—	10,994
Amortization of deferred financing costs	1,615	—	—	1,615
Employee based compensation expense	419	—	—	419
Provision for uncollectibles	636,570	—	—	636,570
Deferred income taxes	18,092	1,349	—	19,441
Loss on sale of equipment	407	—	—	407
Equity in joint venture income	(1,360)	—	—	(1,360)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(657,354)	—	—	(657,354)
Prepaids and other assets	(2,513)	(9,588)	—	(12,101)
Income tax accounts	3,153	1,054	—	4,207
Accounts payable	(1,347)	(1,086)	—	(2,433)
Accrued compensation and physician payable	12,979	—	—	12,979
Other accrued liabilities	(3,540)	9,257	—	5,717
Professional liability reserves	(16,772)	6,079	—	(10,693)

Net cash provided by operating activities	28,525	21,935	—	50,460
Investing activities
Purchases of property and equipment	(10,865)	—	—	(10,865)
Cash paid for acquisitions, net	(3,545)	—	—	(3,545)
Net purchases of investments by insurance subsidiary	—	(8,925)	—	(8,925)
Other investing activities	125	—	—	125

Net cash used in investing activities	(14,285)	(8,925)	—	(23,210)
Financing activities
Payments on notes payable	(3,188)	—	—	(3,188)
Proceeds from revolving credit facility	83,000	—	—	83,000
Payments on revolving credit facility	(89,800)	—	—	(89,800)
Payments of deferred financing costs	(500)	—	—	(500)
Redemption of common units	(1,004)	—	—	(1,004)
Proceeds from sales of common units	50	—	—	50
Net transfers from parent and parent’s subsidiaries	13,010	(13,010)	—	—

Net cash provided by (used in) financing activities	1,568	(13,010)	—	(11,442)

Net increase in cash and cash equivalents	15,808	—	—	15,808
Cash and cash equivalents, beginning of period	3,999	—	—	3,999

Cash and cash equivalents, end of period	$19,807	$—	$—	$19,807

Consolidated Statement of Cash Flows

	Nine months ended September 30, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings (loss)	$(5,692)	$17,327	$—	$11,635
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	20,462	—	—	20,462
Amortization of deferred financing costs	1,821	—	—	1,821
Employee equity based compensation expense	477	—	—	477
Provision for uncollectibles	537,980	—	—	537,980
Impairment of intangibles	9,523	—	—	9,523
Deferred income taxes	(1,447)	(1,114)	—	(2,561)
Loss on sale of equipment	23	—	—	23
Equity in joint venture income	(1,502)	—	—	(1,502)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(552,012)	—	—	(552,012)
Prepaids and other assets	(2,293)	(10,815)	—	(13,108)
Income tax accounts	15,871	1,655	—	17,526
Accounts payable	(9,083)	(12)	—	(9,095)
Accrued compensation and physician payable	987	—	—	987
Other accrued liabilities	(8,143)	13,043	—	4,900
Professional liability reserves	1,893	2,556	—	4,449

Net cash provided by operating activities	8,865	22,640	—	31,505
Investing activities
Purchases of property and equipment	(7,173)	—	—	(7,173)
Cash paid for acquisitions, net	(20,785)	—	—	(20,785)
Net purchases of investments by insurance subsidiary	—	(12,640)	—	(12,640)
Other investing activities	209	—	—	209

Net cash used in investing activities	(27,749)	(12,640)	—	(40,389)
Financing activities
Payments on notes payable	(3,187)	—	—	(3,187)
Proceeds from revolving credit facility	184,300	—	—	184,300
Payment on revolving credit facility	(176,700)	—	—	(176,700)
Payment of deferred financing costs	(752)	—	—	(752)
Purchase of treasury stock	(2,570)	—	—	(2,570)
Transaction payments in connection with recapitalization	(56)	—	—	(56)
Proceeds from sale of common units	115	—	—	115
Net transfers from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash provided by (used in) financing activities	11,150	(10,000)	—	1,150

Decrease in cash and cash equivalents	(7,734)	—	—	(7,734)
Cash and cash equivalents, beginning of period	10,644	—	—	10,644

Cash and cash equivalents, end of period	$2,910	$—	$—	$2,910

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2007.

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

A significant portion (79% and 78% of our net revenue in the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, we derive a small percentage of our revenues from providing billing services that are contingent upon the collection of third-party physician billings by us on their behalf. Such revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

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

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at September 30, 2007 and at December 31, 2006, were 68.4 days and 67.6 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The increase in average days revenue outstanding of approximately 0.8 days includes an increase of 8.0 days associated with an increased valuation of fee-for-service accounts receivable. This increase was partially offset by a decrease of 6.0 days resulting from an increase in average revenue per day between periods and a decrease of 1.2 days related to contract accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges, an increase in Medicare physician reimbursement, increased pricing with managed care plans, and an increase in the average patient acuity, while the increased valuation of fee-for-service accounts receivable is due primarily to new contract start-ups. The decrease of 1.2 days related to contract accounts receivable is due primarily to increased cash collections. Our allowance for doubtful accounts totaled $166.5 million as of September 30, 2007.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of September 30, 2007, was equal to approximately 90% of outstanding self-pay fee-for-service patient accounts.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2006, we funded a total of $11.0 million under this agreement. For the nine months ended September 30, 2007 we funded a total of $6.0 million under this agreement and have agreed to fund an additional $3.6 million in the fourth quarter of 2007. We have the option to fund additional payments in subsequent fiscal years which will be based upon the level of incurred losses relative to the aggregate limit of coverage. As of September 30, 2007, the current aggregate limit of coverage under this policy is $146.0 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $22.9 million.

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

2008 Proposed Medicare Fee Schedule Change

On November 1, 2007, the Centers for Medicare & Medicaid Services (“CMS”) announced proposed changes to the Medicare physician fee schedule methodology. The proposed changes would decrease emergency physician payments by a total of 12.1% starting on January 1, 2008.

Of the 12.1% decrease in reimbursement, a 2% decrease would result from proposed changes in the Practice Expense Relative Value Units (“RVU”) for Evaluation and Management codes associated with emergency physicians. Evaluation and Management services are those which reflect time and effort that physicians spend with patients in assessing their condition and are the primary type of code billed in Emergency Medicine. The proposed changes would apply to payments for services furnished to Medicare beneficiaries beginning in 2008. CMS is required to impose a budget neutrality adjustment if changes in RVUs will cause an increase or decrease in overall fee schedule outlays in excess of certain thresholds. In addition to the proposed changes in the RVU values, CMS announced a proposed reduction in the Medicare Conversion Factor (“Conversion Factor”) applicable to all Medicare physician fee payments in the amount of 10.1% for 2008, a reduction required by a statutory formula. There are several bills currently proposed in the U.S. Congress to revise such a result to eliminate the proposed 12.1% rate decrease. However, management cannot predict the outcome of such bills in mitigating the current planned rate decrease. In the event that the total 12.1% rate reduction becomes effective in 2008, we estimate that it will negatively affect our revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule rates by an estimated $23.9 million. Additional changes in managed care revenues are possible if fee schedules maintained by certain of such organizations are revised based on the Medicare fee schedule changes.

Partially offsetting these emergency physician payment reductions is the available participation in a voluntary reporting program for physicians and other healthcare practitioners, whereby eligible professionals who report specific measures on quality of care furnished to Medicare beneficiaries may earn incentives up to 1.5% of their total allowed charges, subject to a cap. We estimate that participation in this program will increase our revenues in 2008 by an estimated $2.7 million.

2008 Allowable Billing Changes

In October 2007, the CPT Advisory Panel of the American Medical Association released a change in how certain emergency department physician services can be billed beginning January 1, 2008. The result of this change decreases the allowable amounts that can be billed for intravenous infusion of medications and rehydration treatment services rendered by the physician within a facility setting. We estimate that the impact from these changes will negatively affect our revenues by an estimated $4.7 million in fiscal year 2008.

Military Healthcare Staffing

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide administered by the Department of Defense. Our revenues derived from military healthcare staffing totaled approximately $106.0 million in the first nine months of 2007 compared to approximately $121.1 million in the same period in 2006.

Approximately $57.0 million of estimated annual revenue won by us as part of the military’s contract bidding process in 2006 was awarded to us on a one-year contract basis and was subject to re-bid and award on or about October 1, 2007. Approximately $98.1 million of estimated annual revenue won during the bidding process in 2006 was awarded to us on a two—five option year contract basis which gave the government the option to exercise available option years each October 1. The government reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 25.6% of our military staffing revenue for the nine months ended September 30, 2007 is derived through a subcontracting agreement with a small business prime contractor compared to 27.9% for the same period in 2006.

The Company was successful in retaining existing business or winning new bid awards following completion of the bidding process as of October 1, 2007, in the estimated annual amount of $164.6 million. Approximately $90.0 million of annual revenue derived from contracts presently held by other staffing providers or new government contract staffing opportunities were available for bid and awarded prior to October 1, 2007. The estimated amount recently awarded to us of $164.6 million included $43.1 million awarded under one-year contracts.

Anesthesiology related services

In January 2007, we completed a strategic review of our anesthesia management services business, and based upon our review concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet our internal growth targets. As a result of this review, we elected to exit this non-core business line. The final phase of this business line disposal was substantially completed during the third quarter of 2007, therefore under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets”, we have reported the results of the anesthesia operations as discontinued operations for all periods presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	76.7	76.1	76.6	75.8
Professional liability costs	0.3	4.5	0.8	3.0

Gross profit	22.9	19.4	22.6	21.1
General and administrative expenses	9.1	9.2	9.1	9.3
Management fee and other expenses	0.4	0.3	0.3	0.3
Depreciation and amortization	1.2	2.2	1.2	2.5
Interest expense, net	4.3	5.4	4.5	5.3

Earnings from continuing operations before income taxes	7.9	2.3	7.5	3.7
Provision for income taxes	3.0	0.8	2.9	1.4

Earnings from continuing	5.0	1.6	4.6	2.3
Earnings (loss) from discontinued operations, net of taxes	0.0	0.0	(0.1)	(0.9)
Net earnings	4.9	1.6	4.6	1.4

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Revenue. Net revenue in the three months ended September 30, 2007 increased $69.9 million or 14.5%, to $550.9 million from $481.0 million in the three months ended September 30, 2006. The increase in net revenues of $69.9 million resulted primarily from increases in fee-for-service revenue of $70.2 million and contract revenue of $1.7 million. These increases were slightly offset by a $1.9 million decrease in other revenue. In the three months ended September 30, 2007, fee-for-service revenue was 80.6% of net revenue compared to 77.7% in 2006, contract revenue was 18.3% of net revenue in 2007 compared to 20.6% in 2006 and other revenue was 1.1% in 2007 compared to 1.6% in 2006. The decrease in other revenue is due to the $2.1 million favorable settlement of a lawsuit involving a terminated staffing contract arrangement in the three months ended September 30, 2006.

Provision for Uncollectibles. The provision for uncollectibles was $236.3 million in the three months ended September 30, 2007 compared to $197.7 million in the corresponding period in 2006, an increase of $38.6 million or 19.5%. The provision for uncollectibles as a percentage of net revenue was 42.9% in 2007 compared with 41.1% in 2006. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to a combination of increases in the total billed patient volume, annual increases in gross fee schedules and an increase in self pay gross accounts receivable relative to other payer types. For the three months ended September 30, 2007 self pay fee-for-service patient visits were approximately 23.8% of total fee-for-service patient visits compared to approximately 22.5% in the same period of 2006.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended September 30, 2007 increased $31.3 million, or 11.1%, to $314.6 million from $283.3 million in the three months ended September 30, 2006. Same contract revenues, which consists of contracts under management in both periods, increased $16.6 million, or 6.8%, to $260.2 million in 2007 compared to $243.7 million in 2006. The increase in same contract revenue of 6.8% consists primarily of increases in patient dollar volume between periods which contributed 1.9% of the growth, an increase in our estimated net revenue per billing unit of 3.5% and an increase of 0.4% associated with a change in prior year revenue estimates. The increase in estimated collections per billing unit is associated primarily with annual increases in gross charges, managed care and Medicare pricing improvements, increased patient acuity, and improvements in realized cash collections, offset by an unfavorable shift in payer mix reflecting an increase in the percentage of self pay volume between periods. Also contributing to the increase is a 0.4% increase associated with a net increase in settlements with managed care plans between periods. Contract and other revenue contributed approximately 0.6% of the increase. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $34.7 million partially offset by $21.1 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $1.2 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $241.4 million in the three months ended September 30, 2007 compared to $215.5 million in the three months ended September 30, 2006, an increase of $25.9 million or 12.0%. The increase of $25.9 million included an increase of approximately $11.2 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $1.0 million related to our acquisitions and $13.6 million related to new sales net of terminated contracts.

Professional Liability Costs. Professional liability costs were $1.1 million in the three months ended September 30, 2007 compared with $12.8 million in the three months ended September 30, 2006 for a decrease of $11.7 million. Professional liability costs for the three months ended September 30, 2007 include reductions in professional liability reserves relating to prior years resulting from our recent actuarial study completed in October of 2007 of $12.5 million. Excluding the favorable actuarial adjustments, professional liability costs increased $0.7 million between periods primarily due to an increase in provider hours in 2007. The increase in provider hours is predominantly a result of our net growth and, to a lesser extent, increased provider hours staffed on a same contract basis. The reduction in prior professional liability reserves is due to favorable trends in loss estimates primarily associated with improvements in overall frequency of claims reported and favorable changes in loss development assumptions.

Gross Profit. Gross profit was $72.2 million in the three months ended September 30, 2007 compared to $55.0 million in the same period in 2006 for an increase of $17.2 million between periods. Included in the $17.2 million increase is a decrease in professional liability costs between periods of $12.5 million resulting from our actuarial study completed in October 2007. Excluding the impact of the decrease in professional liability costs profit increased $4.7 million. The increase in gross profit, excluding the decrease in professional liability costs, is primarily due to improvements on a same contract basis between periods.

Gross profit as a percentage of revenue less provision for uncollectibles increased to 22.9% in 2007 compared with 19.4% in 2006.

General and Administrative Expenses. General and administrative expenses increased $2.4 million to $28.5 million for the three months ended September 30, 2007 from $26.1 million in the three months ended September 30, 2006. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.1% in 2007 and 9.2% in 2006. The increase in general and administrative expenses of $2.4 million between periods is primarily due to new positions and inflationary growth in salaries and increases in incentive plan and commission costs.

Management Fee and Other Expenses. Management fee and other expenses were $1.2 million and $0.9 million in the three months ended September 30, 2007 and 2006, respectively.

Depreciation and Amortization. Depreciation and amortization was $3.9 million in the three months ended September 30, 2007 compared to $6.1 million for the three months ended September 30, 2006. Depreciation and amortization expense decreased $2.2 million between periods due to a decrease in amortization expense of $2.6 million. The decline in amortization expense was due primarily to contract intangibles being fully amortized during 2007 partially offset by an increase in contract intangibles related to acquisitions that occurred in 2007.

Net Interest Expense. Net interest expense decreased $1.6 million to $13.6 million in the three months ended September 30, 2007, compared to $15.2 million in the corresponding period in 2006 primarily due to the reduction of our interest rate on the term loan as a result of the second quarter 2007 amendment to our senior credit agreement, lower revolver borrowings between periods and an increase in interest income from investments of our insurance subsidiary.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes in the three months ended September 30, 2007 were $24.9 million compared to $6.6 million in the corresponding period in 2006.

Provision for Income Taxes. The provision for income taxes was $9.4 million in the three months ended September 30, 2007 compared to $2.2 million in the corresponding period in 2006.

Earnings from Continuing Operations. Earnings from continuing operations were $15.6 million compared to $4.4 million in the corresponding period in 2006.

Earnings (loss) from Discontinued Operations, net of taxes. Earnings (loss) from discontinued operations, net of taxes was a loss of $0.2 million for the three months ended September 30, 2007 compared to earnings of $0.1 million in the corresponding period in 2006. Contributing to the loss in 2007 were $0.1 million of severance and other exit costs related to the disposal of the anesthesia business unit.

Net Earnings. Net earnings were $15.4 million in the three months ended September 30, 2007 compared to $4.5 million in the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net Revenue. Net revenue in the nine months ended September 30, 2007 increased $208.5 million or 15.5%, to $1,555.1 million from $1,346.6 million in the nine months ended September 30, 2006. The increase in net revenues of $208.5 million resulted primarily from increases in fee-for-service revenue of $184.4 million, contract revenue of $23.6 million and other revenue of $0.4 million. In the nine months ended September 30, 2007, fee-for-service revenue was 79.3% of net revenue compared to 77.9% in 2006, contract revenue was 19.5% of net revenue in 2007 compared to 20.8% in 2006 and other revenue was 1.2% in 2007 compared to 1.3% in 2006.

Provision for Uncollectibles. The provision for uncollectibles was $636.6 million in the nine months ended September 30, 2007 compared to $538.0 million in the corresponding period in 2006, an increase of $98.6 million or 18.3%. The provision for uncollectibles as a percentage of net revenue was 40.9% in 2007 compared with 40.0% in 2006. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to a combination of increases in the total billed patient volume, annual increases in gross fee schedules and an increase in self pay gross accounts receivable relative to other payer types. For the nine months ended September 30, 2007 self pay fee-for-service patient visits were approximately 22.5% of total fee-for-service patient visits compared to approximately 21.4% in the same period of 2006.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the nine months ended September 30, 2007 increased $109.9 million, or 13.6%, to $918.5 million from $808.6 million in the nine months ended September 30, 2006. Same contract revenues, which consists of contracts under management in both periods, increased $45.7 million, or 6.7%, to $725.0 million in 2007 compared to $679.3 million in 2006. The increase in same contract revenue of 6.7% consists primarily of increases in patient dollar volume between periods which contributed 2.4% of the growth, an increase in our estimated net revenue per billing unit of 3.5% and an increase of 0.8% associated with a change in prior year revenue estimates. The increase in estimated collections per billing unit is associated primarily with annual increases in gross charges, managed care and Medicare pricing improvements, increased patient acuity, and improvements in realized cash collections, offset by an unfavorable shift in payer mix reflecting an increase in the percentage of self pay volume between periods. Contract and other revenue contributed approximately 0.8% of the increase. These increases were partially offset by a decline of approximately 0.8% associated with a net decline in settlements with managed care plans between periods. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $93.0 million partially offset by $57.2 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $28.4 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $703.4 million in the nine months ended September 30, 2007 compared to $613.3 million in the nine months ended September 30, 2006, an increase of $90.1 million or 14.7%. The increase of $90.1 million included an increase of approximately $34.4 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $21.2 million related to our acquisitions and $34.5 million related to new sales net of terminated contracts.

Professional Liability Costs. Professional liability costs were $7.3 million in the nine months ended September 30, 2007 compared with $24.5 million in the nine months ended September 30, 2006 for a decrease of $17.2 million. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April and October of each year of $32.1 million in 2007 and $12.1 million in 2006. Excluding the favorable actuarial adjustments, professional liability costs increased $2.8 million between periods primarily due to an increase in provider hours in 2007. The increase in provider hours is predominately a result of our net growth and acquisitions and to a lesser extent increased provider hours staffed on a same contract basis. The reduction in prior year professional liability reserves is due to favorable trends in loss estimates primarily associated with improvements in the overall frequency of claims reported and favorable changes in loss development assumptions.

Gross Profit. Gross profit was $207.8 million in the nine months ended September 30, 2007 compared to $170.8 million in the same period in 2006 for an increase of $37.0 million between periods. Included in the $37.0 million increase is a net decrease in professional liability costs between periods of $20.0 million resulting from the actuarial studies completed in April and October of each year. Excluding the impact of the net decrease in professional liability costs gross profit increased $17.0 million. The increase in gross profit, excluding the decrease in professional liability costs, is primarily due to the contribution from our 2007 acquisitions and improvements on a same contract basis between periods.

Gross profit as a percentage of revenue less provision for uncollectibles was 22.6% in 2007 compared to 21.1% in 2006.

General and Administrative Expenses. General and administrative expenses increased $8.3 million to $83.3 million for the nine months ended September 30, 2007 from $75.0 million in the nine months ended September 30, 2006. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.1% in 2007 and 9.3% in 2006. Acquisitions contributed $2.3 million of the increase in general and administrative expenses. The remaining $6.0 million increase in general and administrative expenses in 2007 are increases primarily related to new positions and inflationary growth in salaries and benefits and increases in incentive plan and commission costs.

Management Fee and Other Expenses. Management fee and other expenses were $3.0 million and $2.7 million in the nine months ended September 30, 2007 and 2006, respectively.

Depreciation and Amortization. Depreciation and amortization was $11.0 million in the nine months ended September 30, 2007 compared to $19.9 million for the nine months ended September 30, 2006. Depreciation and amortization expense decreased $8.9 million between periods due to a decrease in amortization expense of $10.0 million. The decline in amortization expense was due primarily to contract intangibles being fully amortized during 2007 partially offset by an increase in contract intangibles related to acquisitions that occurred in 2007 and 2006.

Net Interest Expense. Net interest expense decreased $1.7 million to $41.4 million in the nine months ended September 30, 2007, compared to $43.1 million in the corresponding period in 2006. The decrease in net interest expense is primarily due to an increase in interest income from investments of our insurance subsidiary and a decrease in revolver borrowings between periods.

Earnings From Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes in the nine months ended September 30, 2007 were $69.1 million compared to $30.1 million in the corresponding period in 2006.

Provision for Income Taxes. The provision for income taxes was $26.6 million in the nine months ended September 30, 2007 compared to $11.6 million in the corresponding period in 2006.

Earnings From Continuing Operations. Earnings from continuing operations were $42.6 million in the nine months ended September 30, 2007 compared to $18.5 million in the corresponding period in 2006.

Loss from Discontinued Operations, net of taxes. Loss from discontinued operations, net of taxes was $0.5 million in the nine months ended September 30, 2007 compared to a loss of $6.9 million in the corresponding period in 2006. Contributing to the loss in 2007 were $1.0 million of severance and other exit costs related to the disposal of the anesthesia business unit. The loss in 2006 includes an impairment loss of $9.5 million.

Net Earnings. Net earnings were $42.1 million in the nine months ended September 30, 2007 compared to $11.6 million in the nine months ended September 30, 2006.

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

Cash provided by operating activities in the nine months ended September 30, 2007 was $50.5 million compared to $31.5 million in the corresponding period in 2006. The $19.0 million increase in cash provided by operating activities was principally due to increased earnings and a reduced level of cash funding of accounts payable and other working capital payables between periods offset by an increase in funding of accounts receivable. For the nine months ended September 30, 2007 and 2006 our anesthesia operations had a use of operating cash of $1.3 million and $0.9 million, respectively. Cash used in investing activities in the nine months ended September 30, 2007, was $23.2 million compared to cash used in investing activities of $40.4 million in 2006. The $17.2 million decrease in cash used in investing activities was principally due to a decrease in cash payments made related to acquisitions and a decrease in captive investment purchases between periods partially offset by an increase in capital expenditures. Cash used in financing activities in the nine months ended September 30, 2007 was $11.4 million compared to cash provided by financing activities of $1.2 million in the nine months ended September 30, 2006. The $12.6 million increase in cash used in financing activities was principally due to the net reduction in outstanding amounts under the revolving credit facility between periods.

We spent $10.9 million in the first nine months of 2007 and $7.2 million in the first nine months of 2006 for capital expenditures. These expenditures were primarily for information technology investments and related development projects along with projects in support of operational initiatives.

We are highly leveraged. As of September 30, 2007, we had $632.6 million in aggregate indebtedness, with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.1 million of undrawn letters of credit).

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

The Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

As of September 30, 2007, we had total cash and cash equivalents of approximately $19.8 million. Our ongoing cash needs for the nine months ended September 30, 2007 were substantially met from internally generated operating sources and periodic borrowings under our revolving credit facility. During the nine months ended September 30, 2007, we borrowed $83.0 million and subsequently repaid $89.8 million under our revolving credit facility. As of September 30, 2007 there were no amounts outstanding under the revolving credit facility.

During the nine months ended September 30, 2007, $3.5 million in cash payments were made related to current year acquisitions and contingent consideration paid on a prior year acquisition. Future contingent payment obligations are approximately $11.8 million as of September 30, 2007.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of September 30, 2007, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $69.3 million. Effective June 1, 2007, we renewed our fronting program with a commercial insurance carrier through May 31, 2008. As part of this renewal, we paid cash premiums associated with the fronting arrangement of approximately $13.3 million. Based upon the results of our most recent actuarial report and insurance program renewal, we anticipate cash funding to the captive insurance subsidiary of approximately $25.1 million. We anticipate such fundings to the captive insurance subsidiary will commence during October 2007 and will continue through May 2008. In addition, for the nine months ended September 30, 2007 we funded a total of $6.0 million and have agreed to fund an additional $3.6 million in the fourth quarter of 2007 to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We have the option to fund additional premium payments under this program in subsequent fiscal years which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

Under the indenture governing the senior subordinated notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the senior subordinated notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$15,428	$4,502	$42,052	$11,635
Loss (earnings) from discontinued operations, net of taxes	152	(105)	499	6,904
Interest expense, net	13,639	15,205	41,430	43,117
Provision for income taxes	9,352	2,235	26,552	11,600
Depreciation and amortization	3,868	6,109	10,956	19,879

EBITDA	42,439	27,946	121,489	93,135
Management fee and other expenses (a)	1,217	877	3,035	2,690
Restricted unit expense (b)	140	140	417	475
Insurance subsidiary interest income	844	519	2,330	1,452
Severance and other charges	265	281	1,610	490

Adjusted EBITDA*	$44,905	$29,763	$128,881	$98,242

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments of $32,089 and $12,068 for the nine months ended September 30, 2007 and 2006, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Reflects management sponsor fee and loss on disposal of assets.
(b)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 unit plan.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 will become effective on January 1, 2008, and we have not yet determined the impact, if any, on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities.

At September 30, 2007, the fair value of the Company’s total debt, which has a carrying value of $632.6 million, was approximately $645.5 million. The Company had $417.6 million of variable debt outstanding at September 30, 2007. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2006, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $3.2 million for the nine months ended September 30, 2007. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.5	Article of Amendment to the Articles of Incorporation of Correctional Healthcare Advantage, Inc. dated May 11, 2007.

31.1	Certification by Lynn Massingale, M.D. for Team Finance LLC dated November 7, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated November 7, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Lynn Massingale, M.D. for Health Finance Corporation dated November 7, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated November 7, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lynn Massingale, M.D. for Team Finance LLC dated November 7, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated November 7, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Lynn Massingale, M.D. for Health Finance Corporation dated November 7, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated November 7, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM FINANCE LLC
HEALTH FINANCE CORPORATION

/s/ H. LYNN MASSINGALE, M.D.
H. Lynn Massingale, M.D.
Chief Executive Officer

November 7, 2007

/s/ DAVID P. JONES
David P. Jones
Chief Financial Officer

November 7, 2007