Form 10-K
period 2007-12-31
Team Finance LLC; Health Finance CORP
filed 2008-03-11
CIK 1356207, 1356200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

As of March 10, 2008, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical facts and that reflect the current view of Team Finance LLC and Team Health, Inc. (collectively, the “Company”) about future events and financial performance are hereby identified as “forward-looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-K that such “forward-looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-K or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to professional liability lawsuits and governmental agency investigations;

•	the adequacy of our insurance coverage and insurance reserves;

•	our reliance on third-party payers;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our ability to enter into and retain contracts with hospitals, military treatment facilities and other healthcare facilities on attractive terms;

•	changes in rates or methods of government payments for our services;

•	our ability to successfully integrate strategic acquisitions;

•	the control of our company by our sponsor may be in conflict with our interests;

•	our future capital needs and ability to obtain future financing;

•	our ability to carry out our business strategy;

•	our ability to continue to recruit and retain qualified healthcare professionals and our ability to attract and retain operational personnel;

•	competition in our market;

•	our ability to maintain or implement complex information systems;

•	our substantial indebtedness;

•	our ability to generate cash flow to service our debt obligations;

•	certain covenants in our debt documents described in this Form 10-K;

•	general economic conditions; and

•	other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including filings on Forms 10-Q and 10-K.

The Company disclaims any intent or obligation to update “forward-looking statements” made in this Form 10-K to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

Item 1.	Business

Our Company

We are the largest provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 550 civilian and military hospital clients and their affiliated clinics and surgical centers in 45 states with a team of approximately 6,100 healthcare professionals, including physicians, mid-level practitioners and nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 72% and 70% of our net revenue less provision for uncollectibles in the years ended December 31, 2007 and 2006, respectively. We also provide comprehensive programs for inpatient care (hospitalist), radiology, pediatrics and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource their recruiting, hiring, payroll, billing and collection and benefits functions.

Emergency departments, or EDs, generate approximately 40% of all hospital admissions, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as us. Our revenues from ED contracts increased by approximately 42% from 2003 to 2007. The emergency departments that we staff are generally located in larger hospitals that treat over 15,000 patients annually in their EDs. We believe that our experience and expertise in managing the complexities of these high-volume emergency departments enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of environment, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payer mixes and profit margins.

We recruit and hire or subcontract with healthcare professionals who then provide professional services within the healthcare facilities with which we contract. The range of physician and non-physician staffing and administrative services that we provide to our clients includes the following:

•	recruiting, scheduling and credential coordination for clinical and non-clinical medical professionals;

•	coding, billing and collection of fees for services provided by medical professionals;

•	administrative support services, such as payroll, insurance coverage, continuing medical education services and management training; and

•	claims and risk management services.

We are a national company delivering our services through 12 regional management sites located in key geographic markets. This operating model enables us to provide a localized presence combined with the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. The teams in our regional offices have responsibility for managing our customer and physician relationships and providing administrative healthcare services.

The Reorganization Merger and the Recapitalization Merger

On November 23, 2005, affiliates of The Blackstone Group (“Blackstone”), by way of merger with Team Health Holdings LLC (“Holdings”), acquired a 91.1% interest in Holdings (the “Recapitalization Merger”). Holdings became the parent corporation of Team Finance LLC (“Team Finance”). Also pursuant to the Merger Agreement dated October 11, 2005, Team MergerSub Inc., a Tennessee Corporation and wholly-owned subsidiary of Team Finance merged with and into Team Health, Inc. (“TeamHealth”) (the “Reorganization

Merger”). The described transactions are collectively referred to as the “Transaction” within this Form 10-K. References and information noted as being those of the “Company”, “we” or “our” relate to both TeamHealth and Team Finance. The remaining 8.9% ownership in Holdings was held by members of management of the Company at the time of the transaction.

The Recapitalization Merger was accounted for as a recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common stock of TeamHealth that was not owned by Holdings prior to November 23, 2005, was recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in TeamHealth was acquired by Holdings, resulting in Holdings owning 100% of the outstanding equity interests in TeamHealth. In 1999, our former controlling stockholders acquired their controlling interest in TeamHealth in a transaction that was also accounted for as a recapitalization (the “1999 Recapitalization”). The Reorganization Merger also required the “push down” of the accounting basis established in the 1999 Recapitalization. Accordingly, the historical information for TeamHealth for the years ended December 31, 2003 and 2004 was restated for the effect of the Reorganization Merger.

Anesthesia Management Services

In January 2007, we completed a strategic review of our anesthesia management services business, and based upon our review concluded that the existing business model of providing management services to independent physician groups was not a viable long-term strategy and could not consistently meet our internal growth targets. As a result of this review, we elected to exit this non-core business line. The final phase of this business line disposal was largely completed during the third quarter of 2007, therefore under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets”, we have reported the results of the anesthesia operations as discontinued operations for all years presented.

Industry overview

With the increasing complexity of clinical, regulatory, managed care and reimbursement matters in today’s healthcare environment, healthcare facilities are under significant pressure from the government and private payers both to improve the quality and reduce the cost of care. Furthermore, most healthcare facilities do not have billing systems that are designed to handle the small dollar value and large volumes of payments that are typical in the emergency and other specialty departments. They may also choose to focus on other challenges such as nurse staffing, payer relationships and competition with outpatient facilities or may lack the infrastructure and personnel necessary to recruit physicians and other providers in those same specialty areas effectively. In response to these factors, healthcare facilities have increasingly outsourced the staffing and management of multiple clinical areas to companies with specialized skills, standardized models and information technology to improve service, increase the overall quality of care and reduce administrative costs.

We target certain clinical areas within healthcare facilities including, emergency medicine, hospital medicine, radiology, and pediatrics, as well as civilian medical staffing within military treatment facilities. Each of these clinical areas currently faces severe physician shortages, and many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. Moreover, physician shortages are exacerbated by growing demand for services in these clinical areas.

The market for outsourced services in each of these areas tends to be highly fragmented. However, local providers often lack the operating capital, experience, breadth of services and sophisticated information systems necessary to meet the increasingly complex needs of hospitals. As a result, healthcare facilities seek third-party physician staffing and administrative service providers that can not only improve department productivity and patient satisfaction while reducing overall costs, but also offer a breadth of staffing and management services, billing and reimbursement expertise, a reputation for regulatory compliance, financial stability and a demonstrated ability to recruit and retain qualified physicians, technicians and nurses. In particular, emergency departments face significant challenges with respect to capturing patient billing data and billing and collecting a high volume of relatively small dollar amounts. As a result, they seek third-party providers with the billing expertise, IT infrastructure and systems necessary to reduce their administrative burden and complexity.

Emergency Medicine. According to the American Hospital Association (AHA Hospital Statistics, 2008 edition), there were approximately 4,900 total community hospitals in the U.S in 2006 and approximately 4,500 of those hospitals operate emergency departments. In 2006, hospitals treated more than 118.4 million patients in their emergency departments, which represents an increase of approximately 37% since 1990, while more than 400 emergency departments closed during that same time period. This convergence has resulted in the average number of patient visits per emergency department to grow from approximately 18,000 in 1990 to 26,000 in 2006. The emergency department is also the predominate source of hospital inpatient admissions. Nationally, for the key medical service lines, seven out of 10 admissions start in emergency departments (Healthcare Financial Management, November 2007). This dynamic will have significant implications for hospitals in terms of revenue, cost, quality, and the ability to grow market share.

With its origins dating back to the early 1970s, the emergency department is the most established service line for clinical outsourcing. It is estimated that, of all hospitals that operate an emergency department, only 33% employ their emergency physicians and manage the function in-house, while the remaining 67% choose to outsource. The market for outsourced emergency department staffing and management services is highly fragmented. Depending on how one classifies a national company, this group covers approximately 25% of the outsourced emergency department market, with the balance being served by smaller local and regional physician groups. These local providers often lack the depth of experience and administrative and systems infrastructure necessary to compete with national providers in the increasingly complex healthcare business and regulatory environment.

Hospital Medicine (Hospitalist/Inpatient Programs). A “hospitalist” is a physician whose primary focus is the medical care of hospitalized patients. A hospitalist’s patient mix typically includes hospitalized patients admitted from the emergency department who have no primary care physician as well as the hospitalized patients of community physicians who refer their patients to the hospital medicine program.

First appearing in the early 1990s, hospitalists today are significant providers of acute inpatient care and are increasingly assuming physician leadership roles on their hospitals’ medical staffs. According to the Society of Hospital Medicine (SHM), 22,000 physicians consider themselves “hospitalists.” The SHM also reports that, on average, individual hospitalists have more than 2,300 patient encounters annually. Originally found predominantly in large, metropolitan areas, hospital medicine groups are spreading into smaller communities and rural regions, now representing 18% of all groups.

Unlike the fee-for-service structure of other hospital-based programs, 97% of hospitals surveyed contributed financial support to hospital medicine groups, according to SHM. The fact that hospitals are willing to support the programs financially demonstrates a growing recognition of the value hospitalists provide. A study that appeared in the December 20, 2007, issue of The New England Journal of Medicine indicated that hospitalists were able to trim 12% from the average hospital’s patient stay. This study, the largest of its kind regarding hospitalists, also found that patients under the care of hospitalists had slightly lower costs per stay than those treated by a general internist or a family physician. In addition to reducing medical costs and lengths of stay, some studies indicate that hospitalists’ use of best practice guidelines lead to improved patient outcomes and lower mortality rates. Although hospital medicine is considered the fastest-growing specialty, it is still a relatively untapped market. There are several factors that portend its continued growth, including ongoing cost pressures on hospitals, a national focus on patient safety, growing transparency of quality indicators, and increased acuity of hospitalized patients.

Radiology. According to the Radiological Society of North America (“RSNA”), several indicators are pointing toward some relief in the shortage of radiologists. Many sources are citing increased productivity levels and enhanced technology as helping to abate the shortage. However, there remains an ongoing shortage in rural communities and specific subspecialties, such as academic radiology, pediatric radiology, vascular/interventional radiology, and women’s imaging. Industry leaders are also concerned by the continuing growth of radiology procedures, which has steadily increased by 6% annually. Additionally, the aging of the U.S. population poses an additional issue, as individuals over the age of 65 receive four times the number of imaging tests as other individuals.

The rapid changes in the radiology market presents an advantage to a company like TeamHealth that has the resources to effectively recruit radiologists and provide the infrastructure necessary to increase productivity for radiology groups and hospitals. The changing market for radiology services has led us to a shift from the traditional fee-for-service compensation arrangement to an increase in cost-plus arrangements with hospitals. These arrangements reduce our economic risk for such services in a time of escalating professional compensation for radiologists in general. The market for outsourced radiology services is highly fragmented and served by a large number of small local and, to a lesser extent, regional radiology groups. Smaller radiology groups are often at a competitive disadvantage since they often lack the recruitment strength, capital, range of medical equipment, teleradiology backup support, and information systems required to meet the increasingly complex needs of hospitals.

The digitalization of imaging modalities has fostered the growth of teleradiology—the process of sending radiologic images from one point to another through digital, computer-assisted transmission, typically over standard telephone lines, wide area network (WAN), or over a local area network (LAN). Through teleradiology, images can be sent to another part of the hospital, or around the world. This capability provides numerous benefits to hospitals and radiology groups. As radiologists experience a decrease in reimbursement for services, teleradiology allows them to use their time more efficiently, thus increasing volume without substantially increasing costs. Teleradiology enables rural hospitals—which make up approximately 60% of all hospitals in the United States—to have real-time access to radiology consultations 24 hours a day, 7 days a week. It also benefits hospitals that do not have full-time radiologists on staff, or for those that require specialized radiology services, such as pediatric. Teleradiology can also save money by avoiding unnecessary patient transfers as well as the costs associated with film, storage and retrieval of images.

Pediatrics. According to the American College of Emergency Physicians, emergency physicians and nurses treat more than 30 million sick and injured children in America’s emergency departments annually. Many of these cases are classified as nonemergent, indicating the growing need for alternative sites for pediatric urgent care. Changing demographics and lifestyles indicate a growing trend in the ability to receive medical care outside of “traditional” physician office hours. We believe all of these indicators result in a growing demand for freestanding, after-hours urgent care pediatric clinics.

Military staffing. Demand for healthcare services among military personnel has increased commensurately with growth in the number of military retirees and the use of services by active duty personnel and their dependents. Military treatment facilities today make extensive use of permanent civilian staffing due to an inability to recruit and retain sufficient numbers of physicians, nurses and other healthcare professionals and the goal of reducing the instances of military personnel seeking off-base civilian medical care that results in higher costs. Industry sources project the military permanent medical staffing market to increase from approximately $808 million to $943 million over the next five years, representing an 8% compounded annual growth rate.

Competitive Strengths

Leading Market Position. TeamHealth is the largest provider of emergency department staffing and management services in the United States, based upon patient visits and revenue. We are among the top providers of hospital medicine services in the country, and we are a significant provider of permanent healthcare staffing to military treatment facilities under the U.S. government’s TRICARE Program. We believe our ability to spread the cost of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to maintain and grow our market share.

Regional Operating Models Supported by a National Infrastructure. We serve our civilian and military hospitals from regionally located operating units. This unique structure allows us to deliver locally focused service combined with the resources and sophistication of a national organization. Our local presence helps us foster community-based relationships with healthcare facilities, which we believe results in responsive service and high physician retention rates. Our strong relationships in local markets enable us to effectively market our services to both local hospital and military treatment facility administrators, who generally are involved in making decisions regarding contract awards and renewals. Our regional operating units are supported by our national infrastructure, which includes integrated information systems and standardized procedures that enable us to efficiently manage the operations and billing and collections processes. We also provide each of our regional management sites with centralized staffing support, purchasing economies of scale, payroll administration, coordinated marketing efforts, and risk management. We believe our regional operating models supported by our national infrastructure improve productivity and quality of care while reducing the cost of care.

Significant Investment in Information Systems and Procedures. Our proprietary information systems link our billing, collections, recruiting, scheduling, credentials coordination, and payroll functions among our regional management sites, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a regionally-based service provider. We have developed and maintain integrated, advanced systems to facilitate the exchange of information among our operating units and clients. These systems include our Lawson financial reporting system, IDX Billing System, and our TeamWorks™ physician database and software package. As a result of these investments and the companywide application of best practices policies, we believe our average cost per patient billed and average recruiting cost per physician and other healthcare professionals are among the lowest in the industry. The strength of our information systems has enhanced our ability to properly collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

Ability to Recruit and Retain High Quality Physicians. A key to our success has been our ability to recruit and retain high quality physicians to service our contracts. While our local presence gives us the knowledge to properly match physicians with hospitals and military treatment facilities, our national presence and infrastructure enable us to provide physicians with a variety of attractive client locations, advanced information and reimbursement systems and standardized procedures. Furthermore, we offer physicians substantial flexibility in terms of geographic location, type of facility, scheduling of work hours, benefit packages and opportunities for relocation and career development. This flexibility, combined with fewer administrative burdens, improves physician retention rates and stabilizes our contract base. We believe we have among the highest physician retention rates in the industry.

Experienced Management Team with Significant Equity Ownership. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry. Our Chief Executive Officer, H. Lynn Massingale, M.D., has been with TeamHealth and its predecessor entity since its founding in 1979. Our senior corporate and affiliate executives have an average of over 20 years experience in the outsourced physician staffing and medical services industries. Members of our management team have an ownership interest of approximately 8.6% in Class A voting units of Holdings. In addition to the Class A units, members of our management team also own Class B and Class C units in Holdings. See “Executive Compensation—Compensation discussion and analysis—Long term incentive compensation.” As a result of its substantial equity interest, we believe our management team has significant incentive to maintain its existing client base through the continued provision of high quality services to them and to continue to increase our revenue and profitability through new growth.

Financial performance. We believe that financial stability, including a demonstrated ability to pay healthcare professionals in a timely manner and provide adequate professional liability insurance, is one of the key discriminating factors used by clients in the healthcare industry when choosing outsourcing providers. We have generated positive operating cash flow for each of the last five years. Cash flow from operations for the year ended December 31, 2007 was approximately $70.1 million. We believe that our operating cash needs will continue to be met through cash generated from operations.

Risk management. We have a comprehensive risk management program designed to prevent or minimize medical errors and attendant professional liability claims. The program includes incident reporting and tracking systems, pre-hire testing and screening procedures, staff education, service and review programs, procedures for early intervention in professional liability claims, and a risk management quality assurance program. The breadth and depth of our efforts in this area are a critical component of our business strategy and our ability to meet our client retention and acquisition goals.

Our business strategy

We intend to utilize our competitive strengths to capitalize on favorable industry trends and execute on the following business strategies:

Increase revenues from existing customers. We have a strong record of achieving growth in revenues from our existing customer base. In 2007 and 2006, our net revenues less provision for uncollectibles from existing contracts, which consist of contracts under management from the beginning of a period through the end of the subsequent period, grew by approximately 5.9% and 4.5% on a year-over-year basis in 2007 and 2006, respectively. We plan to continue to increase revenue from existing customers by:

•	capitalizing on increasing patient volumes;

•	implementing enhanced point of service capture of non-clinical patient data, resulting in improved billing and collection for services rendered;

•	continuing to improve documentation of clinical care delivered, thereby capturing appropriate reimbursement for services provided;

•	implementing fee schedule increases, where appropriate;

•	cross-selling additional services within contracted healthcare facilities; and

•	increasing staffing levels and expanding services at current military sites of service to recapture patients who might otherwise receive services off-base.

Capitalize on outsourcing opportunities to win new contracts. As hospitals and other healthcare providers continue to experience pressure from managed care companies and other payers to reduce costs while maintaining or improving the quality of service, we believe hospitals and other contracting parties will increasingly turn to a single source with an established track record of success for outsourced physician staffing and administrative services. We believe we are well positioned to capitalize on the growth in emergency department medicine and our other target outsourcing markets due to our:

•	demonstrated ability to improve productivity, patient satisfaction and quality of care while reducing overall cost to the healthcare facility;

•	successful record of recruiting and retaining high quality physicians and other healthcare professionals;

•	national presence;

•

sophisticated information systems and standardized procedures that enable us to efficiently manage our core staffing and administrative services as well as the complexities of the billing and collections process; and

•	financial strength and resources.

Furthermore, we seek to obtain new contracts that meet our financial targets by:

•	replacing competitors at hospitals that currently outsource their services;

•	obtaining new contracts from healthcare facilities that do not currently outsource; and

•	expanding our present base of military treatment facility contracts by successfully competing for new staffing contracts.

Increase revenue from additional clinical areas. In addition to pursuing growth in our core ED staffing business, we believe significant opportunities exist to increase revenues from our hospitalist, radiology, temporary staffing, or “locum tenens,” and pediatrics service offerings. We believe we are well positioned to increase our market share in these areas due to our ability to leverage our infrastructure and existing client relationships as well as our recruiting and risk management expertise. We intend to grow our presence in these sectors by adding new clients with whom we do not currently have a relationship, and marketing these services to our existing ED clients.

Leverage infrastructure to enhance profitability. Our revenue growth strategy along with our established regional and corporate infrastructure is designed to allow for continued enhancement of profitability. Our information systems and economy of scale allow us to enhance profitability with revenue growth without compromising the quality of operations or clinical care. Our strategy is to continually reduce costs, improve efficiencies and provide employee incentives in order to maximize our profitability.

Focus on risk management. Through our risk management staff, quality assurance staff and medical directors, we conduct an aggressive risk management program for loss prevention and early intervention. We have a proactive role in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. The risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems;

•	tracking/trending the cause of accidents and claims;

•	pre-hire risk testing and screening and semi-annual risk review for all providers;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring;

•	loss prevention information such as audio tapes and risk alert bulletins; and

•	early intervention in potential professional liability claims and pre-deposition review.

Pursue selective acquisitions. Although we believe we are the largest provider of outsourced physician staffing and administrative services in the U.S., based on revenues and patient visits, our current market share is less than 10%. We intend to selectively acquire businesses in the fragmented outsourcing market that complement the organic growth of our business.

Service lines

We provide a full range of outsourced physician staffing and administrative services in emergency medicine, inpatient services, radiology, pediatrics, and other hospital-based functions. We also provide a full range of healthcare management services to military treatment facilities through the TRICARE program administered by the Department of Defense. In addition to physician related services within a military treatment facility setting, we also provide non-physician staffing services to military treatment facilities, including such services as para-professional providers, nursing, specialty technicians and administrative staffing.

Emergency department. We believe we are the largest provider of outsourced physician staffing and administrative services for hospital emergency departments in the United States, based upon revenues and patient visits. We contract with the hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their emergency departments. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the emergency department. We have specific programs that apply proven process improvement methodologies to departmental operations. For example, we have our Operational Assessment and Patient Throughput Program, which is a program that analyzes efficiencies of patients seen in the emergency department, and our 60 to 0 Door to Doc Program, the goal of which is to enable our patients to be seen by their treating physicians immediately upon presentation in the emergency department. Physician documentation templates promote compliance with federal documentation guidelines, enhance patient care and risk management and allow for more accurate patient billing. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us in sales situations and improve the chances of being selected in a competitive bidding process. As of December 31, 2007, we independently contracted with approximately 2,400, and employed approximately 560, hospital based emergency physicians.

Inpatient services. We also provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist, and house coverage services. Our inpatient contracts with hospitals are generally on a cost-plus or flat rate basis. We also contract directly with health plans. As of December 31, 2007, we independently contracted with or employed approximately 280 inpatient physicians.

Radiology. We provide outsourced radiology physician staffing and administrative services in the U.S., both on a fee-for-service basis and a cost-plus basis. We contract directly with radiology groups and hospitals to provide physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board-certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the scheduling, purchasing, billing and collections functions. A component of our radiology business is teleradiology support services. The customers for these services are typically hospitals, radiologists or radiology groups. The business provides support to our customers from a centralized reading location. As of December 31, 2007, we independently contracted with or employed approximately 30 radiologists.

Pediatrics. We provide outsourced pediatric physician staffing and administrative services for general and pediatric hospitals on a fee-for-service basis. These services include pediatric emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. We also operate 12 after-hours pediatric urgent care centers in Orlando, Tampa Bay, and southern Florida. We have experienced growth of our contracts and net revenues less provision for uncollectibles in our outsourced pediatric physician staffing and administrative services business due primarily to new contract sales and acquisitions, and, to a lesser extent, rate increases on existing contracts.

Temporary staffing. We provide temporary staffing (locum tenens) of physicians and paraprofessionals to hospitals and other healthcare organizations through our subsidiary Daniel and Yeager, Inc. (“D&Y”). Specialties placed through D&Y include anesthesiology, radiology and primary care among others. Revenues from these services are generally derived from a standard contract rate based upon the type of service provided. D&Y’s customers include hospitals, military treatment facilities and medical groups.

Primary care clinics and occupational medicine. We provide primary care staffing and administrative services in stand-alone primary care clinics and in clinics located within the work-site of industrial clients. While such clinics are not a primary focus of our business, they are complementary to our hospital clients’ interests. We generally contract with hospitals or industrial employers to provide cost-effective, high quality primary care physician staffing and administrative services.

Other non-physician staffing services. Other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing are provided primarily in military treatment facilities. These services are currently provided on an hourly contract basis. Net revenues less provision for uncollectibles derived from such non-physician staffing services were approximately 8% and 9% of our revenues less provision for uncollectibles in 2007 and 2006, respectively.

Medical call center services. Through our subsidiary, AccessNurse, we provide medical call center services to hospitals, physician groups and managed care organizations. Our 24-hour medical call center is staffed by registered nurses and specially trained telephone representatives with back-up support from practicing physicians.

The services provided by Access Nurse include:

•	physician after-hours call coverage;

•	community nurse lines;

•	ED advice calls;

•	physician referral;

•	class scheduling;

•	appointment scheduling; and

•	web response.

In addition, Access Nurse can provide our emergency department clients with outbound follow-up calls to patients who have been discharged from an ED. We believe this service results in increased patient satisfaction and decreased liability for the hospital.

Access Nurse is one of the few call centers nationwide that is accredited by the Utilization Review Accreditation Committee (“URAC”), an independent nonprofit organization that provides accreditation and certification programs for call centers.

Contractual arrangements

We earn revenues from both fee-for-service arrangements and from flat-rate or hourly contracts. Neither form of contract requires any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses associated with obtaining and staffing the contracts.

Our contracts with hospitals generally have terms of three years. Our present contracts with military treatment facilities are generally for one year. Both types of contracts often include automatic renewal options under similar terms and conditions unless either party gives notice of an intent not to renew. Despite the fact that most contracts are terminable by either party upon notice of as little as 30 days, the average tenure of our existing hospital contracts is approximately eight years. The termination of a contract is usually due to either an award of the contract to another staffing provider as a result of a competitive bidding process or termination of the contract by us due to a lack of an acceptable profit margin on fee-for-service patient volumes coupled with inadequate contract subsidies. Less frequently, contracts may be terminated as a result of a hospital facility closing due to facility mergers or a hospital attempting to insource the services being provided by us.

Hospitals. We provide outsourced physician staffing and administrative services to hospitals under fee-for-service contracts and flat-rate contracts. Hospitals entering into fee-for-service contracts agree, in exchange for granting exclusivity to us for such services, to authorize us to bill and collect the professional component of the charges for such professional services. Under the fee-for-service arrangements, we bill patients and third-party payers for services rendered. Depending on the underlying economics of the services provided to the hospital, including its payer mix, we may also receive supplemental revenue from the hospital. In a fee-for-service arrangement, we accept responsibility for billing and collections.

Under flat-rate contracts, the hospital usually performs the billing and collection services of the professional component and assumes the risk of collectibility. In return for providing the physician staffing and administrative services, the hospital pays us a contractually negotiated fee, often on an hourly basis.

Military treatment facilities. Our present contracts to provide staffing for military treatment facilities generally provide such staffing on an hourly or fee basis.

Physicians. We contract with physicians as independent contractors or employees to provide services to fulfill our contractual obligations to our hospital clients. We typically pay physicians: (1) an hourly rate for each hour of coverage provided at rates comparable to the market in which they work; (2) a productivity-based payment such as a relative value unit, or RVU, based payment, or (3) a combination of both a fixed rate and a productivity-based component. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers’ compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians.

Our contracts with physicians generally have “evergreen” provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 180 days notice. In addition, we have generally required physicians to sign non-compete and non-solicitation agreements. Although the terms of our non-compete agreements vary from physician to physician, they generally have terms of two years after the termination of the agreement. We also have generally required our employed physicians to sign similar non-competition and non-solicitation agreements. Under these agreements, the physician is restricted from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements and competing for and/or soliciting our clients. As of December 31, 2007, we had working relationships with approximately 3,600 physicians, of which approximately 2,900 were independently contracted. See “Risk factors—Risks related to our business—We may not be able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees.”

Other healthcare professionals. We provide para-professionals, nurses, specialty technicians and administrative support staff on a long-term contractual basis to military treatment facilities. These healthcare professionals under our current military staffing contracts are compensated on an hourly or fee basis. As of December 31, 2007, we employed or contracted with approximately 2,600 other healthcare professionals.

Services

We provide a full range of outsourced physician and non-physician healthcare professional staffing and administrative services including the following:

Contract management. Our delivery of services for a clinical area of a healthcare facility is led by an experienced contract management team of clinical and other healthcare professionals. The team usually includes a regional medical director, an on-site medical director and a client services manager. The on-site medical director is a physician with the primary responsibility of managing the physician component of a clinical area of the facility. The medical director works with the team, in conjunction with the nursing staff and private medical staff, to improve clinical quality and operational effectiveness. Additionally, the medical director works closely with the regional operating unit’s operations staff to meet the client’s ongoing recruiting and staffing needs.

Staffing. We provide a full range of staffing services to meet the unique needs of each healthcare facility. Our dedicated clinical teams include qualified, career-oriented physicians and other healthcare professionals responsible for the delivery of high quality, cost-effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area. As a result of our staffing services, healthcare facilities can focus their efforts on improving their core business of providing healthcare services for their communities as opposed to recruiting and managing physicians. We also provide temporary staffing services of physicians and other healthcare professionals to healthcare facilities on a national basis.

Recruiting. Many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of more than 60 professionals dedicated to the recruitment of qualified physicians and other clinicians. These professionals are regionally located and focus on matching qualified, career-oriented physicians with healthcare facilities. Common recruiting methods include the use of our proprietary national physician database, attendance at trade shows, the placement of website and professional journal advertisements, telemarketing efforts, and referrals from our existing providers.

We have committed significant infrastructure and personnel to the development of a proprietary national physician database to be shared among our regional operating units. This database is utilized at all of our operating units. The database uses the American Medical Association master file, which contains more than 690,000 physicians as the initial data source on potential candidates. Recruiters contact prospects through telemarketing, direct mail, conventions, journal advertising and our Internet site to confirm and update physicians’ information. Prospects expressing interest in one of our practice opportunities then provide more extensive background on their training, experience, and references, all of which is added to our database. Our goal is to ensure that the practitioner is a good match with both the facility and the community before proceeding with an interview.

Credentials coordination. We gather primary source information regarding physicians to facilitate the review and evaluation of physicians’ credentials by the healthcare facility.

Scheduling. Our scheduling department assists the on-site medical directors in scheduling physicians and other healthcare professionals within the clinical area on a monthly basis.

Payroll administration and benefits. We provide payroll administration services for the physicians and other healthcare professionals with whom we contract. Our clinical employees benefit significantly from our ability to aggregate physicians and other healthcare professionals to negotiate more favorable employee benefit packages and to provide professional liability coverage at lower rates than many hospitals or physicians could negotiate individually. Additionally, healthcare facilities benefit from the elimination of the overhead costs associated with the administration of payroll and, where applicable, employee benefits.

Information systems. We have invested in advanced information systems and proprietary software packages designed to assist hospitals in lowering administrative costs while improving the efficiency and productivity of a clinical area. These systems include TeamWorks™ , our national physician database and software package that facilitates the recruitment and retention of physicians and supports our contract requisition, credentials coordination, automated application generation, scheduling and payroll operations.

The strength of our IDX Billing System and other information systems has enhanced our ability to properly collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity. As a result of our investments in information systems and the company-wide application of best practices policies, we believe our average cost per patient billed and average recruiting cost per physician and other healthcare professionals are among the lowest in the industry.

Billing and collections. Our billing and collection services are a critical component of our business. Our fee-for-service billing and collections operations are conducted at one of three billing locations and operate on a uniform billing system—the GE Centricity (formerly IDX) software system. The GE system is a powerful billing and accounts receivable software package with comprehensive reporting capabilities. We maintain within our licensed GE billing system fee schedules that vary for the level of care rendered. In addition, within our licensed GE billing system, we maintain contractually agreed upon allowances (in the case of commercial and managed care insurance payers) and reimbursement policy parameters (in the case of governmental payers) to allow us to process payer reimbursements at levels that are less than the gross charges resulting from our fee schedules. Our licensed GE billing system calculates the contractual allowances at the time of processing of third-party payer remittances. The contractual allowance calculation within the GE system is used principally to determine the propriety of subsequent third-party payer payments. The nature of emergency care services and the requirement to treat all patients in need of such care and often times under circumstances where complete and accurate billing information is not readily available at the time of discharge, precludes the use of the GE system to accurately determine contractual allowances for financial reporting purposes. As a result, management estimates net revenues less provision for uncollectibles, which is our revenue estimated to be collected after considering our contractual allowance obligations and our estimates of doubtful accounts, as further discussed in detail in the “Management’s discussion and analysis of financial condition and results of operations” section.

We have interfaced a number of other software systems with the GE system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims, as well as electronic remittance posting. These programs have resulted in lower labor and postage expenses. At the present time, approximately 97% of our over seven million fee-for-service annual patient visits are processed by one of our three billing locations.

We also operate an internal collection agency. Substantially all collection placements generated from our billing locations are sent to the agency. Comparative analysis has shown that the internal collection agency is more cost effective than the use of outside agencies and has improved the collectibility of existing placements. Our advanced comprehensive billing and collection systems allow us to have full control of accounts receivable at each step of the process.

Risk management. Through our risk management staff, quality assurance staff and our medical directors, we conduct an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor errors that may potentially become claims;

•	tracking/trending the cause of errors and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	pre-hire risk assessment and screening and semi-annual risk review for all providers seeking to offer hospitals the highest-quality physicians;

•	risk management quality improvement programs providing clinical guidelines for consideration by the clinician;

•	physician education and service programs, including peer review and monitoring and the provision of more than 90,000 hours of continuing medical education in 2007;

•	loss prevention information via audio tapes and risk alert bulletins enabling providers to review current topics in medical care at their convenience; and

•	early intervention of potential professional liability claims and pre-deposition review to minimize negative outcomes in malpractice cases.

In addition, during 2007, we completed the conversion of our risk management database over to the STARS 8.5 Risk Management Information System (“RMIS”). The STARS system is one of the most comprehensive RMIS’s on the market, and will be used to enhance our physician risk management assessments, malpractice claims/litigation management, and the analysis of claims data to identify loss patterns/trends. The collection and analysis of claims data will enable us to identify the actual cause of losses, and target risk management intervention to proactively address potential liability exposures.

Continuing medical education services. The Team Health Institute for Education and Patient Safety is fully accredited by the Accreditation Council for Continuing Medical Education. This allows us to grant our physicians and nurses continuing medical education credits for both externally and internally developed educational programs at a lower cost than if such credits were earned through external programs. In addition to providing life support certification courses, we have designed a series of client support seminars entitled Successful Customer Relations and Beyond Clinical Competence for physicians, nurses and other personnel to learn specific techniques for becoming effective communicators and delivering top-quality customer service. These seminars help the clinical team sharpen its customer service skills, further develop communication skills and provide techniques to help deal with people in many critical situations.

Consulting services. We have a long history of providing outsourced physician staffing and administrative services to healthcare facilities and, as a result, have developed extensive knowledge in the operations of certain areas of the facilities we service. As such, we provide consulting services to our client healthcare facilities to improve the productivity, quality and cost of care delivered by them. These services include:

•

Process improvement. We have developed a number of utilization review programs designed to track patient flow and identify operating inefficiencies. To rectify such inefficiencies, we have developed a Fast Track system and other processes to expedite patient care in the hospital emergency department and urgent care center by separating patients who can be treated in a short period of time from patients who have more serious or time-consuming problems. Fast Track patients, once identified through appropriate triage categorization, are examined and treated in a separate area of the hospital emergency department or urgent care center, controlled by its own staff and operational system. We have substantial experience in all phases of development and management of Fast Track programs, including planning, equipping, policy and procedure development, and staffing. In addition, we employ WaitLoss™, a proprietary process improvement system designed to assist the hospital in improving the efficiency and productivity of a department.

•

Quality improvement. We provide a quality improvement program designed to assist healthcare facilities in maintaining a consistent level of high quality care. We periodically measure the performance of our services at the healthcare facilities, based on a variety of benchmarks, including patient volume, quality indicators and patient satisfaction. This program is typically integrated into our process improvement program to ensure seamless delivery of high quality, cost-effective care.

•

Managed care contracting. We have developed extensive knowledge of the treatment protocols and related documentation requirements of a variety of managed care payers. As a result, we often participate in the negotiation of managed care contracts to make those managed care relationships effective for patients, payers, physicians and hospitals. We provide managed care services in the areas of contracting, negotiating, reimbursement analysis/projections, payer/hospital relations, communications and marketing. We have existing managed care agreements with health maintenance organizations, preferred provider organizations and integrated delivery systems for commercial, Medicaid and Medicare products. While the majority of our agreements with payers continue to be traditional fee-for-service contracts, we are experienced in providing managed, prepaid healthcare to enrollees of managed care plans.

•

Nursing services. We maintain highly regarded, experienced nurse consultants on our client support staff. These nurse consultants provide assistance to nurse managers and medical directors of the client healthcare facility on a variety of issues, including risk management and overall performance improvement. In addition, the nurse consultants are available to make site visits to client facilities on request to assess overall operations, utilization of personnel and patient flow.

Sales and marketing

Contracts for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of 19 sales professionals located throughout the country. Each sales professional is responsible for developing sales opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to requests for proposal or take other steps to develop new business relationships.

Although practices vary, healthcare facilities generally issue a request for proposal with demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, the selection criteria and the format to be followed in the bid. Supporting the sales professionals is a fully integrated marketing campaign comprised of a telemarketing program, internet website, journal advertising, and a direct mail and lead referral program.

Operations

We currently have six principal service lines located at twelve regional sites. Our regional sites are listed in the table below. The Emergency Department units are managed by senior physician leaders, and are operated as profit centers with the responsibility for pricing new contracts, recruiting and scheduling physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

Name	Location	Principal Services
After Hours Pediatrics	Tampa, FL	Pediatrics
Daniel and Yeager	Huntsville, AL	Locum Tenens
Emergency Coverage Corporation of TeamHealth	Knoxville, TN	ED
TeamHealth East	Woodbury, NJ	ED
TeamHealth Midwest	Middleburg Heights, OH	ED
Health Care Financial Services of TeamHealth	Plantation, FL	Billing
TeamHealth Southeast	Plantation, FL	ED
Northwest Emergency Physicians of TeamHealth	Seattle, WA	ED
Spectrum Healthcare Resources	St. Louis, MO	Military Staffing
TeamHealth Midsouth	Knoxville, TN	ED
TeamHealth West	Pleasanton, CA	ED
TeamHealth Radiology	Knoxville, TN	Radiology

We require the physicians with whom we contract to obtain professional liability insurance coverage. For our independently contracted physicians, we typically arrange for, and for our employed physicians, we typically provide for, claims-made coverage with per incident and annual aggregate per physician limits and per incident and annual aggregate limits for various corporate entities. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

Beginning in 2003, we began providing for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. We base a substantial portion of our provision for professional liability losses on periodic actuarial estimates of such losses for periods subsequent to March 11, 2003. An independent actuary firm is responsible for preparation of the periodic actuarial studies.

We are usually obligated to arrange for the provision of “tail” coverage for claims against our clinicians for incidents that are incurred but not reported during periods for which the related risk was covered by claims-made insurance. With respect to those clinicians for whom we are obligated to provide tail coverage, we accrue professional insurance expenses based on estimates of the cost of procuring tail coverage.

We also maintain general liability, vicarious liability, automobile liability, property and other customary coverages in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business.

Employees and independent contractors

As of December 31, 2007, we had approximately 6,000 employees, of which 2,900 worked in billing and collections, operations and administrative support functions, approximately 700 were physicians and 2,400 were other healthcare providers. In addition, we had agreements with approximately 3,000 independent contractors, of which approximately 2,900 were physicians. Our employees and independent contractors are not covered by any collective bargaining agreements nor are they represented by any unions.

Competition

The market for outsourced emergency department staffing and management services is highly fragmented. There are approximately 4,500 community hospitals with emergency departments in the U.S. We believe that 33% of hospitals with emergency departments choose to employ the emergency physician group. The remaining 67% outsource to a national, regional, or local emergency physician group. Of these hospitals that outsource, we believe approximately 52% contract with a local provider, 23% contract with a regional provider and 25% contract with a national provider.

We believe Emergency Medical Services Corporation has the second largest share of the emergency department services market based upon revenues. Other national providers of outsourced emergency department services include Sterling Healthcare, the Schumacher Group and Emergency Consultants, Inc.

Regulatory Matters

General. As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals are subject to extensive and increasing regulations by numerous federal and state governmental entities as well as local governmental entities. The management services provided by us under contracts with hospitals and other clients include:

•

the identification and recruitment of physicians and other healthcare professionals for the performance of emergency medicine, radiology and other services at hospitals, outpatient imaging facilities and other facilities;

•	utilization review of services and administrative overhead;

•	scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of healthcare facilities; and

•	administrative services such as billing and collection of fees for professional services.

All of the above services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:

Laws regarding licensing and certification. We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued

compliance with the various standards necessary for licensing and accreditations. We are pursuing the steps we believe we must take to retain or obtain all requisite operating authorities.

State laws regarding prohibition of corporate practice of medicine and fee splitting arrangements. We currently provide outsourced physician staffing and administrative services to healthcare facilities in 45 states. The laws and regulations relating to our operations vary from state to state. The laws of many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. Such laws are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment and the sharing of professional services income with non-professional or business interests. The laws of other states, including Florida, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee splitting arrangements. During the year ended December 31, 2007, we derived approximately 17% of our net revenues less provision for uncollectibles from services rendered in the state of Florida.

Debt collection regulation. Some of our operations are subject to compliance with the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses in contacting consumer debtors and eliciting payments with respect to placed accounts. Requirements under state collection agency statutes vary; however, most require compliance similar to that required under the federal Fair Debt Collection Practices Act. We believe that we are in substantial compliance with the federal Fair Debt Collection Practices Act and comparable state statutes.

Anti-kickback statutes. We are subject to the federal healthcare fraud and abuse laws including the federal anti-kickback statute. The federal anti-kickback statute at section 1128B(b) of the Social Security Act, or SSA, (“Anti-Kickback Statute”) prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for referring an individual or to induce the referral of an individual to a person for the furnishing (or arranging for the furnishing) of any item or service, or in return for the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item for which payment may be made, in whole or in part, by a federal healthcare program. These fraud and abuse laws define federal healthcare programs to include plans and programs that provide health benefits, whether directly, through insurance, or otherwise, which are funded directly by the United States government or any state healthcare program other than the Federal Employee Health Plan. These programs include Medicare and Medicaid, and TRICARE (formerly the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the Anti-Kickback Statute may result in civil and criminal penalties and exclusion from participation in federal and state healthcare programs.

As authorized by Congress, OIG has issued “safe harbor” regulations which immunize from prosecution certain business arrangements under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria are reviewed based upon a facts and circumstances analysis to determine whether a violation may have occurred. Some of the financial arrangements that we may maintain may not meet all of the requirements for safe harbor protection. The authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these financial arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that a financial arrangement violates the Anti-Kickback Statute could subject us to liability under the Social Security Act, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other federal healthcare programs. In addition, an increasing number of states in which we operate have laws that prohibit some direct or indirect payments, similar to the Anti-Kickback Statute, if those payments are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Statutes vary from state to state, are often vague, and may not have been interpreted by courts or regulatory agencies.

In order to obtain additional clarification on the federal Anti-Kickback Statute, a provider can obtain written interpretative advisory opinions from the Department of Health and Human Services, or HHS, regarding existing or contemplated transactions. Advisory opinions are binding as to the Department of Health and Human Services but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies, e.g., the Department of Justice, and certain matters (e.g., whether certain payments made in conjunction with conduct seeking to meet certain safe harbor protection are at fair market value) are not within the purview of an advisory opinion.

In 1998, the OIG issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the federal Anti-Kickback Statute. The OIG’s analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against over utilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the OIG. We provide outsourced physician staffing and administrative services to hospitals and other healthcare providers through contractual arrangements with physicians and hospitals. In some instances, we may enter into a contractual arrangement that provides that, as compensation for staffing a hospital department, we will receive a percentage of charges generated by the physician services rendered to patients seeking treatment in that department. However, the nature of our business distinguishes us from the management company in the advisory opinion. We do not perform marketing or any other management services for the hospital or the physicians by which we can influence the number of patients who seek treatment at the hospital department and thereby increase the compensation received by us from the hospital or paid by us to physicians. Additionally, in any percentage compensation arrangement we have with a hospital, the compensation paid to us by that hospital takes into account only the professional services rendered by our physicians and does not contain financial incentives to increase the referrals of patients by our physicians to the hospital for hospital services. Nevertheless, we cannot assure you that HHS, the Department of Justice or other federal regulators will not be able to successfully challenge our arrangements under the federal Anti-Kickback Statute in the future.

Additionally, we are subject to state statutes and regulations that prohibit, among other things, payments for referral of patients. Violations of these state laws may result in prohibition of payments for services rendered, loss of licenses, fines and criminal penalties. We cannot assure you that state regulators will not successfully challenge our arrangements under state anti-kickback statutes.

Physician self-referral laws. Our contractual arrangements with physicians and hospitals may implicate the federal physician self-referral statute commonly known as the Stark Law. The Stark Law prohibits the referral of Medicare and Medicaid “designated health services” to an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies.

The Stark Law provides that the entity which renders the “designated health services” may not present or cause to be presented a claim for “designated health services” furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim in violation of the Stark Law is subject to payment denials, mandatory refunds, monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs.

The term “designated health services” includes services commonly performed or supplied by hospitals (including inpatient and outpatient hospital services and diagnostic radiology and radiation therapy services and supplies) or medical clinics to which we provide physician staffing. In addition, the term “financial relationship” is broadly defined to include any direct or indirect ownership or investment interest or compensation arrangement. There are a number of exceptions to the self-referral prohibition, including exceptions for many of the customary financial arrangements between physicians and providers, such as employment contracts, leases, professional services agreements, non-cash gifts having a value less than $300 and recruitment agreements. On January 4, 2001, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule, subject to a comment period, intended to clarify parts of the Stark Law and some of the exceptions to it. The majority of the regulations contained in this rule became effective on or before January 4, 2002. On March 26, 2004, CMS issued an interim final rule intended to clarify certain portions of the Stark Law. These rules, known as “phase two” of the Stark Law, became effective July 26, 2004. Subsequently, on September 7, 2007, CMS issued “phase three” of the Stark Law to finalize and clarify “phase two” regulations. The “phase three” regulations became effective on December 4, 2007.

Phase two and phase three regulations clarified certain requirements of the Stark Law. However, a number of additional proposed modifications were issued separately from the Stark regulations in the CMS’ Calendar Year 2008 proposed Medicare Physician Fee Schedule (“CY2008 MPFS”). The CY2008 MPFS proposals that effect the Stark Law include provisions related to the anti-markup rule (related to purchased interpretations); unit of service arrangements in space and equipment leases; percentage based compensation arrangements and other provisions related to physician group compensation. It is unclear when these provisions will become effective or to what degree they will undergo modification prior to their issuance, Additionally, both the CY2008 MPFS and the Stark Law phase three rules contemplate future rulemaking and further clarification. This evolving body of regulations, or the adoption of new federal or state laws or regulations, could affect many of the arrangements entered into by each of the hospitals with which we contract. In addition, courts, Congress, and law enforcement authorities, including the OIG, are increasing the scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business.

In addition, a number of the states in which we operate have similar prohibitions on physicians’ self-referrals. These state prohibitions may differ from the Stark Law’s prohibitions and exceptions. Violations of these state laws may result in prohibition of payment for services rendered, loss of licenses, fines, and criminal penalties. State statutes and regulations also may require physicians or other healthcare professionals to disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is recommended to the patients. These laws and regulations vary significantly from state to state, are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies. Exclusions and penalties, if applied to us, could result in significant loss of reimbursement to us, thereby significantly affecting our financial condition.

Other healthcare fraud and abuse laws. Our arrangements and operations may implicate other healthcare fraud and abuse laws. For example, section 1128B(a)(3) of SSA imposes criminal liability on individuals who or entities which, having knowledge of the occurrence of any event affecting their initial or continued right to a benefit or payment under a federal health program, or the initial or continued right to any such benefit or payment of any other individual in whose behalf they have applied for or are receiving such benefit or payment, conceal or fail to disclose such event with an intent fraudulently to secure such benefit or payment either in a greater amount or quantity than is due or when no such benefit or payment is authorized. A violation of such section by a healthcare provider is a felony, and may result in fines up to $25,000 and exclusion from participation in federal healthcare programs.

The federal Civil False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. Violations of the Civil False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.

In addition to actions being brought under the Civil False Claims Act by government officials, the False Claims Act also allows a private individual with direct knowledge of fraud to bring a “whistleblower” or qui tam lawsuit on behalf of the government for violations of the Civil False Claims Act. In that event, the whistleblower is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the recovery of money by the government. After the whistleblower has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor and the whistleblower will receive up to 25% of the government’s award in a successful lawsuit or settlement. In the event the government declines to join the lawsuit, the whistleblower plaintiff may choose to pursue the case alone, in which case the whistleblower will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts. In return for bringing a whistleblower lawsuit on the government’s behalf, the whistleblower plaintiff receives a statutory amount of up to 30% of the recovered amount from the government’s litigation proceeds if the litigation is successful or if the case is successfully settled. Recently, the number of whistleblower lawsuits brought against healthcare providers has increased dramatically, and have included lawsuits based upon alleged violations of the Federal Anti-Kickback Statute and the Stark Law.

In addition to the federal Civil False Claims Act, several states and the District of Columbia have enacted false claims laws that allow the recovery of money which was fraudulently obtained by a healthcare provider from the state, such as Medicaid funds provided by the state, or, in some cases, from private payers, and assess other fines and penalties.

In addition to the Civil False Claims Act, under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, there are five additional federal criminal statutes: “healthcare fraud,” “false statements relating to healthcare matters,” “theft or embezzlement in connection with healthcare,” “obstruction of criminal investigations of healthcare offenses,” and “laundering of monetary instruments.” These HIPAA criminal statutes encompass fraud against private payers. Violations of these statutes constitute felonies and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The “healthcare fraud” provisions of HIPAA prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payers. The “false statements” provisions of HIPAA prohibit knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition to criminal and civil monetary penalties, healthcare providers that are found to have defrauded the federal or state healthcare programs may be excluded from participation in government healthcare programs. Providers that are excluded are not entitled to receive payment under Medicare, or other federal and state healthcare programs for items or services provided to program beneficiaries. Exclusion for a minimum of five years is mandatory for a conviction with respect to the delivery of a healthcare item or service. The presence of aggravating circumstances in a case can lead to a longer period of exclusion. The OIG also has the discretion to exclude providers for certain conduct even absent a criminal conviction. Such conduct includes participation in a fraud scheme, the payment or receipt of kickbacks, and failing to provide services of a quality that meets professionally recognized standards.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. We are subject to these increased enforcement activities and may be subject to specific subpoenas and requests for information.

Administrative simplification and the transactions, privacy and security rules. HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information was one of the key factors behind the legislation.

In August 2000, HHS issued final regulations establishing electronic transaction standards that healthcare providers must use when submitting or receiving certain healthcare data electronically (the Transactions Rule). Most affected entities, including us, were required to comply with these regulations by October 16, 2002 or request an extension to comply with these regulations by October 16, 2003 from CMS. We received confirmation from CMS of CMS’s receipt of our request and were therefore required to comply with these regulations by October 16, 2003. On October 16, 2003, CMS implemented a HIPAA contingency plan to permit providers to temporarily submit electronic Medicare claims in a non-standard format. CMS terminated the contingency plan effective October 1, 2005. We have completed the necessary actions to comply with the new standards and transmit data in the standardized format to health plans which are able to accept the format.

In December 2000, HHS issued final regulations concerning the privacy of healthcare information which were subsequently clarified in August 2002 (the Privacy Rule). These regulations regulate the use and disclosure of individuals’ healthcare information, whether communicated electronically, on paper or verbally. Most affected entities, including us, were required to comply with these regulations by April 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We have adopted privacy policies for our covered entity activities and have entered into business associate agreements with affiliated providers, including physicians, hospitals and other covered entities, and our vendors. We believe we are in substantial compliance with the final regulations concerning the privacy of healthcare information.

In February 2003, CMS issued final regulations concerning the security of electronic protected healthcare information (the Security Rule). These regulations mandate the use of certain administrative, physical and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected healthcare information. Most affected entities, including us, were required to comply with these regulations by April 21, 2005. We evaluated our systems, procedures and policies relative to the security of electronic protected healthcare information, and modified them as necessary to comply with the security regulations. We believe we are currently in substantial compliance with the regulations.

In January 2004, CMS issued final regulations concerning the national unique health identifier for healthcare providers. These regulations establish the standard for a unique national identifier for healthcare providers for use in the healthcare system and the adoption of the national provider identifier. In general, this rule requires any part of our business that would be a covered healthcare provider if it were a separate legal entity, to apply for a national provider identifier and to use the identifier when submitting claims and conducting certain other electronic transactions. The regulations required compliance by May 23, 2007. However, subsequently, CMS announced that it would not penalize for another year those covered entities that have implemented contingency plans for providers who have not yet obtained their NPIs. While the guidance surrounding this “extension” is directed toward covered entity health plans, it suggests that such plans may continue to pay providers who do not have an NPI. The Company completed the process of obtaining the necessary NPIs for its existing providers in 2007, and continues to seek NPIs for new providers as necessary.

The HIPAA statute includes penalties for violations of the HIPAA regulations. The Secretary of HHS is permitted to impose civil penalties for violations of HIPAA requirements of $100 per violation (with a maximum of $25,000 in penalties per calendar year for the same type of violation). The United States Justice Department has the authority to enforce criminal violations of HIPAA that include fines of between $50,000 and $250,000, and 10 years’ imprisonment, or both. Criminal offenses including knowingly (i) using or causing to be used a unique health identifier in violation of the privacy standards, (ii) obtaining individually identifiable health information relating to an individual in violation of the privacy standards, or (iii) disclosing individually identifiable health information to another person in violation of the privacy standards. Other bases for criminal prosecution, for example, include committing an offense with the intent to use individually identifiable health information for commercial advantage, personal gain, or malicious harm.

In February 2006, HHS issued final regulations relating to the enforcement and imposition of penalties on entities that violate a HIPAA standard. These regulations set forth procedural and substantive requirements for the enforcement and imposition of civil penalties under HIPAA. We have established a plan and engaged the resources necessary to comply with the HIPAA administrative simplification requirements. At this time, we believe our operations are currently conducted in substantial compliance with these HIPAA requirements. Based on the existing and proposed administrative simplification HIPAA regulations, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition, or results of operations.

There are other federal and state laws relating to privacy, security and confidentiality of patient healthcare information. In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that are applicable to our operations. New laws governing privacy may be adopted in the future as well. We have taken steps to comply with health information privacy requirements to which we are aware that we are subject. However, we can provide no assurance that we are or will remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

Related laws and guidelines. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated physicians may be subject to laws, which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Labor Act which prohibits “patient dumping” by requiring Medicare-participating hospitals and hospital emergency department physicians or hospital urgent care center physicians to provide a medical screening examination to any patient presenting to the hospital’s emergency department or urgent care center regardless of the patient’s ability to pay. In addition, if it is determined that the individual has an emergency medical condition, the facility must provide stabilizing treatment within its capabilities or provide for an appropriate transfer of the individual. Many states in which we operate have similar state law provisions concerning patient dumping.

In addition to the EMTALA and its state law equivalents, significant aspects of our operations are subject to state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

Corporate compliance program. We have developed a corporate compliance program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, and implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies.

The OIG has issued a series of compliance program guidance documents in which the OIG has set out the elements of an effective compliance program. Our compliance program has been structured to include these elements and we believe we have taken reasonable steps to implement them. The primary compliance program components recommended by the OIG, all of which we have attempted to implement, include:

•	formal policies and written procedures;

•	designation of a compliance officer;

•	education and training programs;

•	internal monitoring and reviews;

•	responding appropriately to detected misconduct;

•	open lines of communication; and

•	discipline and accountability.

We audit compliance with our compliance program on a randomized sample basis; for example, we do not audit 100% of our submitted claims. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods. If we fail to detect such issues, depending on the nature and scope of the issue, this could result in future claims for recoupment of overpayments, civil fines and penalties, or other material adverse consequences.

Available information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 or at the SEC website: http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

Risks related to our business

Laws and regulations that regulate payments for medical services made by government sponsored healthcare programs could cause our revenues to decrease.

Our affiliated physician groups derive a significant portion of their net revenues less provision for uncollectibles from payments made by government sponsored healthcare programs such as Medicare and state reimbursed programs. There are public and private sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services. Any change in reimbursement policies, practices, interpretations, regulations or legislation that places limitations on reimbursement amounts or practices could significantly affect hospitals, and consequently affect our operations unless we are able to renegotiate satisfactory contractual arrangements with our hospital clients and contracted physicians. Reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment could cause our revenues and profits to decline.

We believe that regulatory trends in cost containment will continue. However, we may not be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise.

In December 2007, the Medicare, Medicaid and SCHIP Extension Act of 2007 was signed into law. This legislation prevented the imposition of a 10.1% reduction in Medicare physician payments that was scheduled for 2008 and gives physicians an 0.5% increase through June 30, 2008. As a result, Congress will have to revisit the issue before July 1, 2008 or the 10.1% reduction will take effect at that time. Congress may not act before July 1, 2008 and any action by Congress may not maintain current levels of physician reimbursement. Any reductions in Medicare physician reimbursement could reduce our revenues.

If governmental authorities determine that we violate Medicare, Medicaid or TRICARE reimbursement laws or regulations, our revenues may decrease and we may have to restructure our method of billing and collecting Medicare, Medicaid or TRICARE payments, respectively.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 amended the Medicare reassignment statute as of December 8, 2003 to permit our independent contractor physicians to reassign their right to receive Medicare payments to us. We have begun to restructure our method of billing and collecting Medicare payments in light of this new statutory reassignment exception. State Medicaid programs have similar reassignment rules to Medicare’s. While we seek to comply substantially with applicable Medicaid reassignment regulations, government authorities may find that we do not comply in all respects with these regulations.

We utilize physician assistants and nurse practitioners, sometimes referred to collectively as “mid-level practitioners,” to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. We believe our billing and documentation practices related to our use of mid-level practitioners comply with applicable state and federal laws, but enforcement authorities may find that our practices violate such laws.

When our services are covered by multiple third-party payers, such as a primary and a secondary payer, financial responsibility must be allocated among the multiple payers in a process known as “coordination of benefits,” or COB. The rules governing COB are complex, particularly when one of the payers is Medicare or another government program. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive overpayments, payers or enforcement agencies may find that we have violated these requirements.

Reimbursement to us is typically conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity of the service. Despite our measures to ensure coding accuracy, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, that the service was not medically necessary, that there was a lack of sufficient supporting documentation, or for other reasons. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes, could result in nonpayment, recoupment or allegations of billing fraud.

Management is not aware of any inquiry, investigation, or notice from any governmental entity indicating that we are in violation of any of the Medicare laws regarding Medicare payments. However, such laws and related regulations and regulatory guidance may be ambiguous or contradictory, and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws.

We may incur substantial costs defending our interpretations of federal and state government regulations and if we lose, the government could force us to restructure and subject us to fines, monetary penalties and exclusion from participation in government-sponsored programs such as Medicare and Medicaid.

Our operations and arrangements with healthcare providers are subject to extensive federal and state government regulation, including numerous laws directed at payment for services, conduct of operations, preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from governmental programs, such as the Medicare and Medicaid programs and from private payers. Those laws may have related rules and regulations which are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians and professional corporations. See “Business—Regulatory matters.”

We have structured our operations and arrangements with third parties in an attempt to comply with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, the government may successfully challenge our interpretation as to the applicability of these laws, rules and regulations as they relate to our operations and arrangements with third parties which may adversely affect our financial condition and results of operations.

If federal or state government officials challenge our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules and regulations, the challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules and regulations.

In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural and organizational modifications of our company and/or our contractual arrangements with physicians, professional corporations and hospitals. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts as a result of a restructuring. Moreover, our financing agreements may also prohibit modifications to our current structure and consequently require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness. Any restructuring would also negatively impact our operations because our management’s time and attention would be diverted from running our business in the ordinary course.

Federal and state laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws.

While we believe we comply substantially with existing applicable laws relating to the corporate practice of medicine and fee splitting, we cannot assure you that our existing contractual arrangements, including non-competition agreements with physicians, professional corporations and hospitals will not be successfully challenged in certain states as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

We are subject to complex rules and regulations that govern our licensing and certification, and the failure to comply with these rules can result in delays in or loss of reimbursement or civil or criminal sanctions.

We, our affiliated physicians and the facilities in which we operate are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations.

In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require re-application and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts.

The relevant laws and regulations are complex and may be unclear or subject to interpretation. We are pursuing the steps we believe we must take to retain or obtain all requisite operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and accreditation standards based upon what we believe are reasonable and defensible interpretations of these laws, regulations and standards, agencies that administer these programs may find that we have failed to comply in some material respects. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or, in extreme cases, criminal penalties.

In order to receive payment from Medicare, Medicaid and certain other government programs, healthcare providers are required to enroll in these programs by completing complex enrollment applications. Certain government programs, including Medicare and Medicaid programs, require notice or re-enrollment when certain ownership changes occur. Generally, in jurisdictions where we are required to obtain a new licensing authority, we may also be required to re-enroll in that jurisdiction’s government payer program. If the payer requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in payment, receive refund requests or be subject to recoupment for services we provide in the interim.

Compliance with these change in ownership requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these enrollment and reporting requirements could lead not only to delays in payment and refund requests, but in extreme cases could give rise to civil (including refunding of payments for services rendered) or criminal penalties in connection with prior changes in our operations and ownership structure. While we have made reasonable efforts to substantially comply with these requirements in connection with prior changes in our operations and ownership structure the agencies that administer these programs may find that we have failed to comply in some material respects.

We could be subject to professional liability lawsuits, some of which we may not be fully insured against or reserved for which could adversely affect our financial condition and results of operations.

In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. Although we do not engage in the practice of medicine or provide medical services nor do we control the practice of medicine by our affiliated physicians or affiliated medical groups or the compliance with regulatory requirements applicable to the physicians and physician groups with which we contract, we have been and are involved in this type of litigation, and we may become so involved in the future. In addition, through our management of hospital departments and provision of non-physician healthcare personnel, patients who receive care from physicians or other healthcare providers affiliated with medical organizations and physician groups with whom we have a contractual relationship could sue us.

Effective March 12, 2003, we began insuring our professional liability risks principally through a program of self-insurance reserves and a captive insurance company arrangement. Under our current professional liability insurance program, our exposure for claim losses under professional liability insurance policies provided to affiliated physicians and other healthcare practitioners is limited to the amounts of individual policy coverage limits but there is no limit for aggregate claim losses incurred under all insurance provided to affiliated physicians and other healthcare practitioners or for individual or aggregate professional liability losses incurred by Team Health, Inc. or other corporate entities. While our provisions for professional liability claims and expenses are determined through independent actuarial estimates, such independent actuarial estimates may be exceeded by actual losses and related expenses in the future. Claims, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

We could also be liable for claims against our affiliated physicians for incidents that occurred but were not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of professional liability claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims, or IBNR. With respect to those physicians for whom we provide tail coverage for periods prior to March 12, 2003, we have acquired from a commercial insurance company tail coverage for IBNR claims. Claim losses for periods prior to March 12, 2003, may exceed the limits of available insurance coverage or reserves established by us for any losses in excess of such insurance coverage limits.

Furthermore, for those portions of our professional liability losses that are insured through commercial insurance companies, we are subject to the “credit risk” of those insurance companies. While we believe our commercial insurance company providers are currently creditworthy, such insurance companies may not remain so in the future.

The reserves that we have established in respect of our professional liability losses are subject to inherent uncertainties and any deficiency may lead to a reduction in our net earnings.

We have established reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration of costs of losses incurred in respect of professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses at least annually. We use the actuarial estimates to establish reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Revenue recognition—Insurance reserves” and Note 14 of our “Notes to consolidated financial statements”.

We depend on reimbursements by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.

We receive a substantial portion of our payments for healthcare services from third-party payers, including Medicare, Medicaid, private insurers, managed care organizations and hospitals. We received approximately 57% of our net revenues less provision for uncollectibles from such third-party payers during 2007 and 2006. Such amounts included approximately 24% from Medicare and Medicaid, collectively, in 2007 and 2006.

The reimbursement process is complex and can involve lengthy delays. Third-party payers continue their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. We recognize revenue when healthcare services are provided; however, there can be delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, they were for services provided that were not medically necessary, that services rendered in an emergency department did not require emergency department level care or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are subject to governmental audits of our Medicare, Medicaid, TRICARE and other governmental program reimbursement claims and may be required to repay these agencies if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.

We also may not be paid with respect to co-payments and deductibles that are the patient’s financial responsibility, or in those instances where physicians provide healthcare services to uninsured individuals. Amounts not covered by third-party payers are the obligations of individual patients for which we may not receive whole or partial payment. We may not receive whole or partial payments from uninsured individuals. As a result of government laws and regulations requiring physicians to screen and treat patients who have an emergency medical condition regardless of their ability to pay, a substantial increase in self-pay patients could result in increased costs associated with physician services for which sufficient revenues less uncollectibles are not realized to offset such additional physician service costs. In such an event, our earnings and cash flow would be adversely affected, potentially affecting our ability to maintain our restrictive debt covenant ratios and meet our financial obligations.

In summary, the risks associated with third-party payers, co-payments and deductibles and uninsured individuals and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our collection policies or our provisions for allowances for Medicare, Medicaid and contractual discounts and doubtful accounts receivable may not be adequate.

We are subject to the financial risks associated with our fee-for-service contracts which could decrease our revenue, including changes in patient volume, mix of insured and uninsured patients and patients covered by government sponsored healthcare programs and third party reimbursement rates.

We derive our revenue primarily through two types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If we have a fee-for-service contract with a hospital, either we or our affiliated physicians collect the fees for physician services. Consequently, under fee-for-service contracts, we assume the financial risks related to changes in mix of insured and uninsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under our fee-for-service contracts, our fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee-for-service contractual arrangements also involve a credit risk related to services provided to uninsured individuals. This risk is exacerbated in the hospital emergency department physician-staffing context because federal law requires hospital emergency departments to screen and treat all patients regardless of the severity of illness or injury. We believe that uninsured patients are more likely to seek care at hospital emergency departments because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. In addition, fee-for-service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods. Our revenues could also be reduced if third-party payers successfully negotiate lower reimbursement rates for our physician services.

Failure to timely or accurately bill for our services could have a negative impact on our net revenues, bad debt expense and cash flow.

Billing for emergency department visits in a hospital setting and other physician-related services is complex. The practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have significant negative impact on our net revenues, bad debt expense, and cash flow. We bill numerous and varied payers, such as self-pay patients, various forms of commercial insurance companies and Medicare, Medicaid, TRICARE and other governmental programs. These different payers typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper medical necessity and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

Additional factors that could complicate our billing include:

•	disputes between payers as to which party is responsible for payment;

•	variation in coverage for similar services among various payers;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by responsible parties; and

•	failure to obtain proper physician credentialing and documentation in order to bill various commercial and governmental payers.

To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts.

In addition, the majority of the patient visits for which we bill payers are processed in one of three regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. In 2007, our billing centers processed approximately 97% of our non-military patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and increase temporarily our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.

A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties which could have a material adverse effect on us.

As of December 31, 2007, we contracted with approximately 2,900 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a “safe harbor” from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have proposed in the recent past to eliminate the safe harbor and may do so again in the future.

Our practices with respect to the classification of our independent contractors have periodically been reviewed by the Internal Revenue Service with no adjustments or changes to our practices required as a result of such review. The Internal Revenue Service (IRS) completed the most recent review of affiliate entities in 2007 with no changes proposed. The IRS relied on the results of prior reviews in 2000 and 2001 and our adherence to the conditions of the “safe harbor” provisions. The tax authorities may reclassify our independent contractor physicians as employees or require us to pay retroactive taxes and penalties, which could have a material adverse effect on us.

A significant number of our programs are concentrated in certain states, particularly Florida and Tennessee, which makes us particularly sensitive to regulatory, economic and other conditions in those states.

During the year ended December 31, 2007, Florida and Tennessee each accounted for approximately 17% of our net revenues less provisions for uncollectibles. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions in such states, our revenue and profitability may decline.

We derive a portion of our net revenues less provision for uncollectibles from services provided to the Department of Defense within the Military Health System (MHS) ($142.7 million in 2007). The MHS transitioned a portion of its healthcare starting in 2004 which has had a material impact on our revenues and profits derived from such services.

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide. During 2004, the Department of Defense made a decision to re-contract all of its outsourced healthcare staffing positions. Such positions were formerly staffed through managed care organizations, which in turn subcontracted with staffing providers, including us. The change made by the military was to contract directly with healthcare staffing providers by each branch of service.

Our net revenues derived from military healthcare staffing totaled approximately $142.7 million in 2007, $157.8 million in 2006 and $151.5 million in 2005.

Our net revenues and cash flow in 2007 were affected as a result of the re-contracting process. Though we won through competitive bidding a number of new contracts, the staffing of new contracts requires locating, recruiting and hiring new healthcare staff, some of whom are in positions which are in significant demand in today’s workforce, such as nurses. Additionally, the billing process for our military staffing services has changed following completion of the re-contracting period. Our services are now billed directly to the respective military treatment facilities or as a subcontractor to a third-party direct contract holder who requires payment from the military prior to reimbursing us. The change in military billing practices and payment flow has caused a slow-down in the payment cycle for our military staffing services. The average days outstanding for our military staffing accounts receivable totaled 91.2 days at December 31, 2007. Prior to the start of military staffing rendered under the new contracting process, our average days outstanding for military staffing accounts receivable was 56.1 days.

Most of our contracts within the MHS have terms of one year. Under a number of these contracts, the government has the option to renew the contract each year for an additional one-year term, subject to a specified maximum number of renewal terms (anywhere from one to four renewal terms). Those contracts without any renewal option are subject to an automatic rebidding and award process at the end of the one-year term. Each contract with a renewal option will become subject to the automatic rebidding and award process upon the earlier of (i) the government electing not to exercise its annual renewal option for such contract or (ii) the expiration of the final renewal term for such contract. In addition, all contracts, including contracts with renewal options, can be terminated at any time by the government without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts.

In addition, we provide services within the MHS Program pursuant to subcontracting arrangements where we serve as a subcontractor to a primary contractor, generally a small business, which has entered into a direct contract with the government. Subcontracting arrangements pose unique risks to us because our ability to generate revenue under the subcontract is contingent upon the continued existence of the primary contract, which is beyond our control. If the primary contract is terminated, whether for non-performance by the primary contractor, the loss of the primary contractor’s small business status or otherwise, then our subcontract will similarly terminate.

We are subject to billing investigations by federal and state authorities which could have a material adverse effect on our business, financial conditions and results of operations.

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for healthcare services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any such pending or future audits, inquiries or investigations, or the public disclosure of such matters, will have a material adverse effect on our business, financial condition and results of operations.

We may become involved in litigation which could harm the value of our business.

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, our billing and marketing practices, employment disputes and contractual claims. The outcome of these matters could have a material adverse effect on our financial position or results of operations. We do not believe that any such claims that have been asserted are likely to have such an effect. However, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to any acquisition.

Our quarterly operating results may fluctuate significantly and may cause the value of our common units to decline, which could affect our ability to raise new capital for our business.

Our quarterly operating results may vary significantly in the future depending on many factors that may include, but are not limited to, the following:

•	the overall patient demand for our healthcare services;

•	our ability to accurately receive and process on a timely basis billing related information and other demographic factors that in turn can affect our fee-for-service revenue estimates;

•	the relative proportion of revenues we derive from various services;

•	increased competition in our local markets;

•	changes in our operating expenses;

•	our ability to recruit and train new physicians in new or existing local markets;

•	changes in our business strategy; and

•	economic and political conditions, including fluctuations in interest rates and tax increases.

This could affect our ability to raise new capital for our business.

Our revenue could be adversely affected by a net loss of contracts.

A significant portion of our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our contracts with hospitals generally have terms of three years. Our contracts with military treatment facilities are generally for one year and currently are in the form of a direct contract with a military treatment facility. Hospital contracts often include automatic renewal options under similar terms and conditions, unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 30 days, the average tenure of our existing hospital contracts is more than eight years. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. In most cases, the termination of a contract is principally due to either an award of the contract to another source of provider staffing or termination of the contract by us due to a lack of an acceptable profit margin. Additionally, to a much lesser extent, contracts may be terminated due to such conditions as a hospital facility closing because of facility mergers or a hospital attempting to provide themselves the service being provided by us. Our current military contracts generally have terms of one year and in many cases have renewal options on the part of the military. Such renewal options typically are for one to four years. We may experience a net loss of contracts in the future and any such net loss may have a material adverse effect on our operating results and financial condition.

Our failure to accurately assess the costs we will incur under new contracts could have a material adverse effect on our business, financial condition and results of operations.

Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payers to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to find suitable acquisition candidates or successfully integrate completed acquisitions into our current operations, we may not be able to profitably operate our consolidated company.

A portion of our growth in net revenues has resulted from, and is expected to continue to result from, the acquisition of healthcare businesses. Our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity’s hospital contracts, integrating financial and operational software, and accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.

Furthermore, the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of businesses we acquire could negatively impact our business and results of operations. Finally, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses.

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including increasing revenue from existing customers, capitalizing on outsourcing opportunities to win new contracts, focusing on risk management and pursuing selected acquisitions. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

If we do not manage our growth effectively, our financial condition may be adversely affected.

Even if we are successful in obtaining new business, failure to manage our growth could adversely affect our financial condition. We may experience extended periods of very rapid growth. If we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. We may not be able to manage our growth and a failure to do so could have a material adverse effect on our business.

Our Sponsor owns the majority of the voting equity of Holdings and may have conflicts of interest with us or you in the future.

Investment funds associated with or designated by Blackstone (the “Sponsor”) own, through Ensemble Parent LLC (“Ensemble Parent”), approximately 91.4% of our voting membership interests. Ensemble Parent has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of members regardless of whether noteholders believe that any such transactions are in their own best interests. For example, Ensemble Parent could cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to the notes or to sell assets, which may impair our ability to make payments under the notes. In addition, Ensemble Parent is able to, subject to applicable law, elect a majority of the members of the board of representatives and control actions to be taken by us, including amendments to our organizational documents and approval of significant corporate transactions, including mergers.

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsor continue to indirectly own a significant amount of our membership interests through Ensemble Parent, even if such amount is less than 50%, the Sponsor will continue to be able to strongly influence or effectively control our decisions.

We may be required to seek additional financing to meet our future capital needs; our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

Continued expansion of our business may require additional capital. In the future, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. This additional funding, if needed, may not be available on terms attractive to us, if at all. Furthermore, any additional debt financing, if available, may involve restrictive covenants that could affect our ability to raise additional capital or operate our business. Our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.

Our affiliated medical groups provide facility-based services in virtually all types of settings. These include urban and suburban hospitals as well as rural and remote facilities. Our ability to recruit and retain affiliated physicians and qualified personnel for such settings can significantly affect our performance at such facilities. Certain of these locations present difficulties in recruiting providers due to limits on compensation, facility and equipment availability, reduced back-up by other specialists and personal and family lifestyle preferences. In addition, a number of our client hospitals increasingly demand a greater degree of specialized skills, training and experience in the physicians who staff their contracts. This decreases the number of physicians who are qualified to staff potential and existing contracts.

In general, recruiting physicians to staff contracts in regions of the country for economically disadvantaged hospitals is challenging. Occasionally, the recruiting of providers may not occur quickly enough to fill all openings with permanent staff. In these situations, clinical shifts are often filled temporarily by existing employees or independent contractors from other areas of our company, including by our regional management. If such assistance is not available for any reason, we utilize staffing from our internal locums tenens, or temporary position, company to fill the staffing need until a permanent candidate is identified. Finally, if the aforementioned alternatives are unsuccessful, we contract with one of the many third-party locums tenens companies that exist to provide these services to healthcare facilities or companies such as ours.

Our ability to attract and retain physicians and providers depends on several factors, including our ability to provide competitive benefits and wages. If we do not increase benefits and wages in response to increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.

Our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations may be successfully challenged in certain states as unenforceable which could have a material adverse effect on us.

Our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations may be successfully challenged in certain states as unenforceable. We have contracts with physicians in many states. State laws governing non-compete agreements vary from state to state. Some states are reluctant to strictly enforce non-compete agreements with physicians. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us, potentially resulting in the loss of some of our hospital contracts and other business. Accordingly, we may not be able on an ongoing basis to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, and any failure to recruit and retain such individuals could have a material adverse effect on us.

The high level of competition in our industry could adversely affect our contract and revenue base.

The provision of outsourced physician staffing and administrative services to hospitals and clinics is characterized by a high degree of competition. Competition for outsourced physician and other healthcare staffing and administrative service contracts is based primarily on:

•	the ability to improve department productivity and patient satisfaction while reducing overall costs;

•	the breadth of staffing and management services offered;

•	the ability to recruit and retain qualified physicians, technicians and nurses;

•	billing and reimbursement expertise;

•	a reputation for compliance with state and federal regulations; and

•	financial stability, demonstrating an ability to pay providers in a timely manner and provide professional liability insurance.

Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with national, regional and local enterprises. In addition, some of these firms may have greater access than we do to physicians and potential clients. All of these competitors provide healthcare services that are similar in scope to the services we provide. Although we and our competitors operate on a national or regional basis, the majority of the targeted hospital community for our services engages local physician provider practice groups to provide services similar to the services we provide. We therefore also compete against local physician groups and self-operated hospital emergency departments for satisfying staffing and scheduling needs.

The military has changed its approach under its TRICARE Program toward providing most of its outsourced healthcare staffing needs through direct provider contracting on a competitive bid basis. As a result, competition for such outsourced military staffing contracts may be affected by such factors as:

•	the lowest bid price;

•	the ability to meet technical government bid specifications;

•	the ability to recruit and retain qualified healthcare providers; and

•

restrictions on the ability to competitively bid based on restrictive government bid lists or bid specifications designed to award government contracts to targeted business ownership forms, such as those determined to meet small business or minority ownership qualifications.

While we believe our significant experience and demonstrated ability to recruit high quality healthcare professionals to meet the military’s needs provides certain attractive advantages to the use of our services, such services and quality screening considerations may not result in the lowest competitive bid price and thus a failure to win contracts where the decision is based strictly on pricing considerations.

Our business depends on numerous complex information systems, some of which are licensed from third parties, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

Our business depends on complex, integrated information systems and standardized procedures for operational and financial and billing operations. We may not be able to enhance existing information systems or implement new information systems where necessary. Additionally, we license certain of our information systems, and these licenses may be terminated, or may no longer be available at all or on terms that are acceptable to us. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. In addition, our information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during periods of implementation. Implementation of these systems is further subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems.

There are evolving standards in the healthcare industry relating to electronic medical records and e-prescribing. HHS recently issued final regulations to support electronic prescriptions for Medicare. On October 11, 2005, OIG issued a proposed safe harbor to the Anti-Kickback Statute for certain e-prescribing arrangements, and CMS concurrently issued companion proposed exceptions to the federal physician self-referral statute (the “Stark Law”) for certain e-prescribing and electronic medical record arrangements. Depending on the outcome of this regulatory activity, we could be required to make significant expenditures to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our proprietary technology and services, which form the basis of our complex information systems, our competitive position could be adversely affected.

Our success depends in part on our ability to protect our proprietary technology and services. To do so, we rely upon a combination of trade secret, copyright, trade and service mark, and patent law, as well as confidentiality and other contractual restrictions. These legal means, however, afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Despite our efforts to protect our proprietary technology and services, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our technology or services. It is also possible that others will develop and market similar or better technology or services to compete with us. For these reasons, we may have difficulty protecting our proprietary technology and services. Any of these events could have a material adverse effect on our competitive position. Furthermore, litigation may be necessary to protect our proprietary technology and services, which is often costly, time-consuming and a diversion of management’s attention from our business.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

Our success depends to a significant extent on the continued services of our core senior management team of H. Lynn Massingale, M.D., Chief Executive Officer and Representative; Greg Roth, President and Chief

Operating Officer; Robert C. Joyner, Executive Vice President, General Counsel; David Jones, Chief Financial Officer; Stephen Sherlin, Chief Compliance Officer; Jonathan Grimes, President, Emergency and Hospital Medicine; and Joseph Carmen, President, Billing Operations as well as the leaders of major components of our company. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly and might require us to grant significant incentive compensation, which could adversely impact our financial results.

We are exposed to risks relating to the management evaluation and auditor’s attestation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act and increased costs associated with corporate governance compliance.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance and compliance practices. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls as required by Section 404 of the Sarbanes-Oxley Act. While we believe we are compliant with the management evaluation requirements of Section 404, we cannot be certain as to the timing of the completion of our independent registered public accounting firm’s attestation report on our internal controls over financial reporting, which is required for our fiscal year ending December 31, 2008, or the impact of the same on our operations. If we are not able to implement all of the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to investigation and sanctions by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and hiring additional personnel. Any such actions could negatively affect our results of operations.

We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the use and disclosure of patient information .

Numerous state, federal and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of patient health information (“patient information”), including HIPAA. In the provision of services to our customers, we may collect, use, maintain and transmit patient information in ways that are subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Security Standards for the Protection of Electronic Protected Health Information, or Security Rule. The respective compliance dates for these rules for most entities were October 16, 2003, April 14, 2003 and April 21, 2005. In addition, the Standard for Unique Health Identifiers for Healthcare Providers, or National Provider Identifier Rule, which was effective May 23, 2007, could affect our business. We completed the process of obtaining the necessary NPIs for our existing providers in 2007, and continue to seek NPIs for new providers, as necessary. CMS announced that it will not penalize (for another year) covered entities that have implemented contingency plans for providers who have not yet obtained their NPIs. HIPAA applies to covered entities, which include our professional corporations and lay corporations that employ physicians to furnish professional medical services, and most healthcare facilities and health plans that contract with us for the use of our protocols and our services. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to us directly by law or indirectly through contractual obligations to our customers which are directly subject to the laws.

The Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services on behalf of our customers, we may be engaging in one or more of these standard transactions and are required to conduct those transactions in compliance with the required standards. The Privacy Rule restricts the use and disclosure of patient information, requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically.

The Privacy Rule and Security Rule require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance. We have implemented such compliance measures and made, and may be required to make, additional costly system purchases and modifications to comply with evolving HIPAA rules and our failure to comply may result in liability and adversely affect our business.

The National Provider Identifier Rule establishes the standard for a unique health identifier for healthcare providers for use in the healthcare system along with implementation specifications for obtaining and using the identifier. In general, this rule requires a covered healthcare provider and any subpart of the covered entity that would be a covered healthcare provider if it were a separate legal entity, to apply for a provider identifier and use it in the standard transactions.

The HIPAA rules also require covered entities to contractually obligate certain of their contractors who may receive protected health information during the course of rendering services on behalf of that entity, to abide by certain burdensome business associate contract requirements. We enter into these contracts as business associates of our customers who contract for the use of our protocols and services and with vendors who perform services on our behalf.

Federal and state consumer laws are being applied increasingly by the Federal Trade Commission, or FTC, and state attorneys general to regulate the collection, use and disclosure of personal or patient information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of patient information. These laws in many cases are more restrictive than, and not preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. We may not remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions. See “Business—Regulatory matters.”

If we fail to comply with the federal anti-kickback statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid and other federal and state healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

A provision of the Social Security Act, commonly referred to as the federal anti-kickback statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by the Medicare and Medicaid programs or any other federally funded healthcare program. The federal anti-kickback statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by courts or regulations.

In the operation of our business, we pay various healthcare providers or other referral sources for items or services they provide to us, and healthcare providers or other referral sources pay us for items or services we provide to them. In addition, we have non-financial relationships with referral sources. All of our financial relationships with healthcare providers and other referral sources, and with referral recipients (such as service agreements, equipment leases, space leases, etc.) potentially implicate the federal anti-kickback law to the extent Medicare, Medicaid or any other federal or state healthcare program pays for the item or service that is referred by or to those parties, and some of our non-financial relationships may implicate the federal anti-kickback law. In addition, most of the states in which we operate also have adopted laws similar to the federal anti-kickback law, although some of them are broader and apply regardless of the source of payment for the item or service provided.

Violations of the federal anti-kickback law and similar state laws may result in significant fines, imprisonment and exclusion from the Medicare, Medicaid and other federal or state healthcare programs. Such fines and exclusion could have a material adverse effect on our business, financial condition and results of operations. While we believe that our arrangements with healthcare providers and other referral sources and recipients fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that federal or state regulatory authorities will not challenge these arrangements under anti-kickback laws. See “Business—Regulatory matters.”

If future regulation forces us to restructure our operations, including our arrangements with physicians, professional corporations, hospitals and other facilities, we may incur additional costs, lose contracts and suffer a reduction in revenue under existing contracts and we may need to refinance our debt or obtain debt holder consent.

Legislators have introduced and may introduce in the future numerous proposals to the United States Congress and state legislatures relating to healthcare reform in response to various healthcare issues. We do not know the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation. Further, although we exercise care in structuring our arrangements with physicians, professional corporations, hospitals and other facilities to comply in all significant respects with applicable law: (1) government officials charged with responsibility for enforcing those laws may assert that we, or arrangements into which we have entered, violate those laws or (2) governmental entities or courts may not ultimately interpret those laws in a manner consistent with our interpretation.

The continual flux of healthcare rules and regulations at the federal, state and local levels could impact the future of our relationships with the hospitals and physicians with whom we contract. In addition to the regulations referred to above, aspects of our operations are also subject to state and federal statutes and regulations governing workplace health and safety and, to a small extent, the disposal of medical waste.

Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations.

Accordingly, changes in existing laws and regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation could force us to restructure our relationships with physicians, professional corporations, hospitals and other facilities. This could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenues under existing contracts. Moreover, if these laws require us to modify our structure and organization to comply with these laws, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness.

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenue and be subject to significant monetary penalties, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal and state laws and regulations that limit the circumstances under which physicians who have a financial relationship with entities that furnish certain specified healthcare services may refer to such entities for the provision of such services, including on the federal level inpatient and outpatient hospital services, clinical laboratory services, home health services, physical therapy services, occupational and physical therapy services, radiology and other imaging services and certain other diagnostic services. These laws and regulations also prohibit such entities from billing for services provided in violation of the laws and regulations.

We have financial relationships with physicians and hospitals in the form of compensation arrangements for services rendered. In addition, we have financial relationships with physicians to the extent they own an equity interest in us. While we believe our compensation arrangements with physicians and hospitals are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. Further, because we cannot be certain that we will have knowledge of all physicians who may hold an indirect ownership interest, referrals from any such physicians may cause us to violate these laws and regulations.

Violation of these laws and regulations may result in prohibition of payment for services rendered, significant fines and penalties, and exclusion from the Medicare, Medicaid and other federal and state healthcare programs, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, expansion of our operations to new jurisdictions, new interpretations of laws in our existing jurisdictions or new physician self-referral laws, could require structural and organizational modifications of our relationships with physicians to comply with those jurisdictions’ laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives. See “Business—Regulatory matters.”

We could experience a loss of contracts with our physicians or be required to sever relationships with our affiliated professional corporations in order to comply with antitrust laws.

Our contracts with physicians include contracts with physicians organized as separate legal professional entities (e.g. professional medical corporations) and as individuals. As such, the antitrust laws deem each such physician/practice to be separate, both from us and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities or individuals. A review or action by regulatory authorities or the courts, which is negative in nature as to the relationship between us and the physicians/practices we contract with, could force us to terminate our contractual relationships with physicians and affiliated professional corporations. Since we derive a significant portion of our revenues from these relationships, our revenues could substantially decrease. Moreover, if any review or action by regulatory authorities required us to modify our structure and organization to comply with such action or review, our debt covenants may not permit such modifications, thereby requiring us to obtain the consent of the holders of such indebtedness or requiring the refinancing of such indebtedness.

Risks related to our indebtedness

Our substantial indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or industry, pay our debts and meet our obligations under the notes and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. At December 31, 2007, our total indebtedness was approximately $631.5 million, excluding $125.0 million of availability under our senior secured revolving credit facility (before being reduced by $7.2 million in undrawn outstanding letters of credit). A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $1.1 million.

Our substantial debt could have important consequences to you, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt and the notes;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt;

•	our ability to borrow additional funds or to refinance debt may be limited; and

•

it may cause potential or existing customers or physicians to not contract with us due to concerns over our ability to meet our financial obligations, such as payment of physicians or insuring against our professional liability risks, under such contracts.

Furthermore, all of our debt under our senior secured credit facilities bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $125.0 million, of which no amount is currently drawn (and excluding $7.2 million in undrawn outstanding letters of credit).

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues, or higher provision for uncollectibles, generally will reduce our cash flow.

If we are unable to generate sufficient cash flow to service our debt, including the notes, and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting any of these alternatives.

Restrictive covenants in our senior secured credit facilities and the indenture governing our notes may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt.

The operating and financial restrictions and covenants in our senior secured credit facilities and the indenture governing the notes may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The senior secured credit facilities and/or the indenture governing our notes limit our ability, among other things, to:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our membership units or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

In addition, the senior secured credit facilities requires us to maintain certain financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit agreement, the indenture governing the notes or any other indebtedness and we may not have sufficient assets to repay the senior secured credit agreement as well as our unsecured indebtedness, including the notes. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the notes.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement, which could result in our bankruptcy or liquidation.

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the covenants contained in the indenture or the senior secured credit agreement. For example, the loss of a significant portion of our existing staffing business that is subject to the TRICARE re-bidding process or a failure to mitigate such loss by winning new business as it is submitted for bid to the military may cause us difficulty in complying with such covenants. The failure to comply with such covenants could result in an event of default under either of these agreements and by reason of cross-acceleration or cross-default provisions, the notes and any other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our senior secured credit agreement could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit agreement to avoid being in default. If we breach our covenants under our senior secured credit agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Risks related to the notes

The right to receive payments on the outstanding notes are, junior to the borrowings under our senior secured credit facilities, and all of our future senior indebtedness. In addition, the guarantees of the outstanding notes are, junior to the guarantors’ senior indebtedness.

The outstanding notes rank behind all of the Issuer’s and the Co-Issuer’s existing indebtedness, including borrowings under our senior secured credit facilities, and the Issuers’ future senior indebtedness, and the guarantees of the outstanding notes rank behind any guarantor’s existing and future senior indebtedness, including guarantees of borrowings under our senior secured credit facilities except, in each case, any indebtedness that expressly provides that it ranks equal with, or is subordinated in right of payment to, the notes or the guarantees of the notes, as applicable. As a result, upon any distribution to the Issuers’ creditors or the creditors of any guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Issuers or any guarantors or their respective property, the holders of the Issuer’s and the Co-Issuer’s senior indebtedness and the senior indebtedness of any guarantors will be entitled to be paid in full in cash before any payment may be made with respect to the notes or any guarantees of the notes.

In addition, all payments on the notes and any guarantees of the notes will be blocked in the event of a payment default on senior indebtedness and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on senior indebtedness.

In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to the Issuers or any guarantors, holders of the notes will participate with trade creditors and all other holders of the Issuer’s, the Co-Issuer’s and any guarantor’s senior subordinated indebtedness in the assets remaining after the Issuer, Co-Issuer and any guarantors have paid all of their respective senior indebtedness. However, because the indenture governing the notes requires that amounts otherwise payable to holders of the notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of the notes may receive less, ratably, than holders of trade payables in any such proceeding. In any of these cases, the Issuers and the guarantors may not have sufficient funds to pay all of our creditors and holders of notes may received less, ratably, than the holders of senior indebtedness.

At December 31, 2007, the notes were subordinated to $416.5 million of senior indebtedness and $125.0 million was available for borrowing as additional senior indebtedness under our senior secured revolving credit facility (excluding $7.2 million of undrawn outstanding letters of credit). We will be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture governing the notes.

The right to receive payments on the notes is effectively subordinated to the rights of our existing and future secured creditors. In addition, the guarantees of the notes are effectively subordinated to the guarantors’ secured indebtedness.

Holders of the secured indebtedness of the Issuer and Co-Issuer and the secured indebtedness of any guarantors will have claims that are prior to claims as holders of the notes to the extent of the value of the assets securing that other indebtedness. Notably, our senior secured credit facilities are secured by liens on substantially all of our assets, including any assets of Health Finance Corporation and Team Health, Inc. and the assets of our existing and future domestic subsidiaries. The notes and the guarantees are effectively subordinated to all such secured indebtedness to the extent of the value of the collateral securing such indebtedness. In the event of any distribution or payment of assets of the Issuer, Co-Issuer or guarantors in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to the assets that constitute their collateral. Holders of the notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the notes. As a result, holders of notes may receive less, ratably, than holders of secured indebtedness.

At December 31, 2007, the aggregate amount of our secured indebtedness was $416.5 million and $125.0 million was available for additional borrowing under our senior secured revolving credit facility (excluding $7.2 million of undrawn outstanding letters of credit). We and the guarantors will be permitted to borrow significant additional indebtedness, including secured indebtedness, in the future under the terms of the indenture and our senior secured credit facilities.

The lenders under the senior secured credit facilities have the discretion to release the guarantors under the senior secured credit agreement in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.

While any obligations under the senior secured credit facilities remain outstanding, the lenders under the senior secured credit facilities may release any of the guarantors from their guarantee of the senior secured credit facilities. If a guarantor is released under the senior secured credit facilities, the guarantor will automatically be released from its guarantee of the notes without action by, or consent of, any holder of the notes or the trustee under the indenture governing the notes. The lenders under the senior secured credit facilities will have the discretion to release the guarantees under the senior secured credit facilities in a variety of circumstances. You will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

Repayment of our debt, including the notes, is dependent on cash flow generated by our subsidiaries.

The Issuer is a holding company and the Co-Issuer is a corporate co-issuer entity with no operations. Immediately after the consummation of the Transactions, all of our operating assets are owned by subsidiaries of the Issuer. Repayment of our indebtedness, including the notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the notes.

Federal and state statutes allow courts, under specific circumstances, to void the notes and the guarantees, subordinate claims in respect of the notes and the guarantees and require note holders to return payments received from the Issuers or the guarantors.

The issuance of the notes by the Issuers and the guarantees by the guarantors may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, our unpaid creditors or the unpaid creditors of either Issuer or a guarantor. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a court may void or otherwise decline to enforce the notes or a guarantor’s guarantee, or subordinate the notes or such guarantee to the applicable Issuer’s or guarantor’s existing and future indebtedness. While the relevant laws may vary from state to state, a court might do so if it found that when the Issuers issued the notes or the applicable guarantor entered into its guarantee or, in some states, when payments became due under the notes or such guarantee, the applicable Issuer or guarantor received less than reasonably equivalent value or fair consideration and either:

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was engaged in a business or transaction for which such Issuer’s or guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that such Issuer or guarantor would incur, debts beyond such Issuer’s or guarantor’s ability to pay such debts as they mature.

The court might also void the notes or a guarantee, without regard to the above factors, if the court found that the Issuers issued the notes or the applicable guarantor entered into its guarantee with actual intent to hinder, delay or defraud its creditors. In addition, any payment by the Issuers or by a guarantor pursuant to the guarantees could be voided and required to be returned to such Issuer or guarantor or to a fund for the benefit of such Issuer’s or guarantor’s creditors.

A court would likely find that the Issuers or a guarantor did not receive reasonably equivalent value or fair consideration for such guarantee if such guarantor did not substantially benefit directly or indirectly from the issuance of the notes. The anticipated use of proceeds of the notes, which includes the distribution of a substantial portion of the proceeds of the notes to our existing shareholders, could increase the risk of such a finding. If a court were to void the notes or a guarantee, you would no longer have a claim against the Issuers or the applicable guarantor. Sufficient funds to repay the notes may not be available from the other sources, including the remaining guarantors, if any. In addition, the court might direct you to repay any amounts that you already received from any Issuer or any guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an Issuer or a guarantor would be considered insolvent if:

•	the sum of such entity’s debts, including contingent liabilities, was greater than the fair saleable value of such entity’s assets; or

•

if the present fair saleable value of such entity’s assets were less than the amount that would be required to pay such entity’s probable liability on such entity’s existing debts, including contingent liabilities, as they become absolute and mature; or

•	such entity could not pay such entity’s debts as they become due.

To the extent a court voids any of the notes or guarantees as fraudulent transfers or holds any of the notes or guarantees unenforceable for any other reason, holders of notes would cease to have any direct claim against the Issuers or the applicable guarantor. If a court were to take this action, the Issuers’ or the applicable guarantor’s assets would be applied first to satisfy our or the applicable guarantor’s liabilities, if any, before any portion of the assets could be applied to the payment of the notes.

Each guarantee will contain a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the guarantees from being voided under fraudulent transfer law, or may reduce the guarantor’s obligation to an amount that effectively makes the guarantee worthless.

Future liquidity and cash flow difficulties could prevent us from repaying the notes when due or repurchasing the notes when we are required to do so pursuant to a change of control or otherwise.

At final maturity of the notes or in the event of acceleration of the notes following an event of default, the entire outstanding principal amount of the notes will become due and payable. In addition, if a change of control occurs, holders of the notes may require us to make an offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued but unpaid interest to the purchase date. We may not have sufficient funds or may be unable to arrange for additional financing to pay these amounts when they become due. Our senior secured credit facilities restrict our ability to repurchase notes, including the repurchase of notes under a change of control offer. Our failure to repay holders tendering notes upon a change of control would result in an event of default under the notes. A change of control, or an event of default under the notes, may also result in an event of default under our senior secured credit facilities, which may result in the acceleration of the indebtedness under that facility requiring us to repay that indebtedness immediately. If a change of control were to occur, we may not have sufficient funds to repay debt outstanding under the senior secured credit facilities or any other securities which we would be required to offer to purchase or that become immediately due and payable as a result. We may require additional financing from third parties to fund any such purchases, and we cannot assure you that we would be able to obtain financing on satisfactory terms or at all. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to the notes, if any, could cause the liquidity or market value of the notes to decline.

The notes may in the future be rated by additional rating agencies. Any rating so assigned may not remain for any given period of time and a rating may be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any lowering or withdrawal of a rating by a rating agency could reduce the liquidity or market value of the notes.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

We lease approximately 38,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to seven years and monthly rents ranging from approximately $1,000 to $79,000. Our monthly lease payments total approximately $0.7 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for the equity securities of Holdings or the Company. There is one principal holder of record of the Company’s equity securities as of December 31, 2007. Holdings did not declare any dividends on its Class A units during 2007. Holdings has no assets other than its investment in the Company.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data, preceding the Transaction, restated for the Reorganization Merger as of the dates and for the periods indicated. The financial data as of and for the five years ended December 31, 2007 has been derived from the audited restated historical consolidated financial statements of Team Finance LLC. You should read the data presented below together with, and qualified by reference to, the consolidated financial statements of Team Health, Inc. and Team Finance LLC and related notes and “Management’s discussion and analysis of financial condition and results of operations,” each of which is included herein.

The Recapitalization Merger was accounted for as a recapitalization. The historical information for Team Health, Inc. has been restated to reflect this recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common shares of Team Health, Inc. that was not owned by Team Health Holdings at November 23, 2005 was recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in Team Health, Inc. was acquired by Team Health Holdings, resulting in Team Health Holdings owning 100% of the outstanding equity interests in Team Health, Inc. In 1999, our former controlling shareholders acquired their controlling interest in Team Health, Inc. in a transaction that was also accounted for as a recapitalization. The acquisition by Team Health Holdings of the existing minority interests in Team Health, Inc. pursuant to the Reorganization Merger requires the “push down” of the accounting basis established in the 1999 Recapitalization as well as the basis created through the acquisition of minority interest from Team Health Holdings to Team Health, Inc.

	Year ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Statement of operations data:
Net revenues less provision for uncollectibles	$989,140	$996,408	$1,001,725	$1,095,387	$1,232,065
Cost of services rendered:
Professional service expenses	744,512	752,041	750,632	831,826	950,872
Professional liability costs	115,970	59,839	40,383	37,642	21,057

Gross profit	128,658	184,528	210,710	225,919	260,136
General and administrative expenses	88,640	92,599	101,381	103,744	114,476
Management fee and other expenses	505	1,387	1,901	3,748	4,054
Impairment of intangibles	168	73,177	—	—	—
Depreciation and amortization	34,911	26,604	24,813	23,308	14,823
Interest expense, net	23,345	28,941	30,009	57,813	55,234
Loss on extinguishment of debt	—	14,731	25,340	—	—
Transaction costs	—	—	18,223	—	—

Earnings (loss) from continuing operations before income taxes	(18,911)	(52,911)	9,043	37,306	71,549

	Year ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Provision (benefit) for income taxes	$(7,059)	$5,568	$8,190	$13,792	$27,703

Earnings (loss) from continuing operations	(11,852)	(58,479)	853	23,514	43,846
Earnings (loss) from discontinued operations, net of taxes	248	536	858	(7,049)	(576)

Net earnings (loss)	(11,604)	(57,943)	1,711	16,465	43,270
Dividends on preferred shares	14,440	3,602	—	—	—

Net earnings (loss) attributable to common shareholders/members	$(26,044)	$(61,545)	$1,711	$16,465	$43,270

Cash flows and other financial data:
Net cash provided by operating activities	$101,741	$64,585	$56,843	$49,553	$70,054
Net cash provided by (used in) investing activities	(26,279)	(75,795)	29,286	(50,109)	(31,256)
Net cash used in financing activities	(22,287)	(71,823)	(93,416)	(6,089)	(12,507)
Capital expenditures	8,972	6,713	10,917	11,271	12,680

Balance sheet data:
Cash and cash equivalents and short term investments	$100,964	$82,582	$10,644	$3,999	$30,290
Working capital(1)	85,253	96,717	39,312	49,577	69,931
Total assets	746,948	618,738	646,501	654,560	699,173
Total debt	299,415	428,125	645,300	642,550	631,500
Mandatory redeemable preferred shares	158,846	—	—	—	—

Total shareholders’ deficit	$(100,780)	$(193,188)	$—	$—	$—

Total members’ deficit	$—	$—	$(383,521)	$(366,690)	$(324,535)

(1)	Working capital means current assets minus current liabilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition have been restated in 2005 to reflect the recapitalization as a result of the Recapitalization Merger and covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of historical periods prior to the consummation of the Transactions does not reflect the significant impact that the Transactions had on us, including significantly increased leverage and liquidity requirements. You should read the following discussion in conjunction with “Selected historical consolidated financial data,” and the audited historical consolidated financial statements and related notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in “Risk factors” and elsewhere in this Form 10-K.

Introduction

We believe we are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States based on revenues and patient visits. We have focused primarily on providing outsourced services to hospital emergency departments, which accounts for the majority of our revenue. Our regional operating models also include comprehensive programs for inpatient care, radiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities.

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this document.

Critical accounting policies and estimates

The consolidated financial statements of our Company are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition

Net revenue. Net revenue consists of fee-for-service revenue, contract revenue and other revenue. Net revenue is recorded in the period services are rendered. Our net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

A significant portion (80% and 78% of our net revenue in the years ended December 31, 2007 and 2006, respectively) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Net revenue less provision for uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from over seven million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. Such estimates are substantially formulaic in nature. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. In the ordinary course of business we experience changes in our initial estimates of net revenues less provision for uncollectibles during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Accounts receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at December 31, 2007 was 66.7 days and at December 31, 2006, was 67.6 days. The number of average days revenue outstanding will fluctuate over time due to a number of factors. The decrease in average days revenue outstanding of approximately 0.9 days includes a decrease of 6.0 days resulting from an increase in average revenue per day and a decrease of 0.8 days related to a decrease in the valuation of contract accounts receivable offset by an increase of 5.9 days associated with an increased valuation of fee-for-service accounts receivable. Our allowance for uncollectibles totaled $165.2 million as of December 31, 2007. Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of December 31, 2007, was approximately 90% of self-pay accounts outstanding as fee-for-service patient visits at December 31, 2007. The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan.

Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in our various operating areas and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within 30 days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for computing allowance for doubtful accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over seven million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing and operations personnel to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2007 and 2006.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2006, we funded a total of $11.0 million under this agreement. For the year ended December 31, 2007, we funded a total of $9.6 million and have agreed to fund an additional $1.5 million in the first quarter of 2008. We have the option to fund additional premium payments during 2008 and future periods which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of December 31, 2007, the current aggregate limit of coverage under this policy is $149.4 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $19.7 million. The Company’s estimated loss reserve is discounted at 4.0%.

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

Impairment of intangible assets

In assessing the recoverability of our intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Factors and trends that affect our results of operations

In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.

Recapitalization Merger and Reorganization Merger

The Recapitalization Merger was accounted for as a recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common shares of Team Health, Inc. that was not owned by Team Health Holdings prior to November 23, 2005 was recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in Team Health, Inc. were acquired by Team Health Holdings, resulting in Team Health Holdings owning 100% of the outstanding equity interests in Team Health, Inc. In 1999, our former controlling shareholders acquired their controlling interest in Team Health, Inc. in a transaction that was also accounted for as a recapitalization (the “1999 Recapitalization”). The Reorganization Merger also requires the “push down” of the accounting basis established in the 1999 Recapitalization. Accordingly, the historical information preceding the Transaction for Team Health, Inc. has been restated for that effect of the Reorganization Merger and is reflected in the consolidated financial statements of Team Finance LLC, included herein.

Anesthesiology related services

In January 2007, we completed a strategic review of our anesthesia management services business, and based upon our review concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet our internal growth targets. As a result of this review, we elected to exit this non-core business line. In conjunction with this decision, we recorded an additional impairment loss of $0.7 million in the fourth quarter of 2006 in order to reduce the carrying value of the remaining intangible assets of the anesthesia operations. The total impairment loss in 2006 associated with these operations was $10.2 million. The anesthesia operating segment contributed $2.4 million, $11.1 million and $13.0 million of revenue less provision to the consolidated results of the company during 2007, 2006 and 2005, respectively. We recognized approximately $1.0 million related to severance and other exit costs in connection with the transition, which was completed in the third quarter of 2007. Accordingly, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets”, we have reported the results of the anesthesia operations as discontinued operations for all years presented.

2008 Medicare Fee Schedule Change

During 2007, the Centers for Medicare & Medicaid Services (“CMS”) initially announced a proposed reduction in the Medicare Conversion Factor (“Conversion Factor”) applicable to all Medicare physician fee payments in the amount of 10.1% for 2008, a reduction required by a statutory formula.

CMS also announced that emergency physicians would see a further reduction of approximately 2.0% resulting from proposed changes in the Practice Expense Relative Value Units (“RVU”) for Evaluation and Management codes associated with emergency physicians. Evaluation and Management services are those which reflect time and effort that physicians spend with patients in assessing their condition and are the primary type of code billed in Emergency Medicine. The initial proposed reduction in 2008 Medicare payments was 12.1% for emergency physicians.

In December 2007, President Bush signed into law the Medicare, Medicaid, and SCHIP Extension Act of 2007. The legislation provides a 0.5% positive update for the 2008 Medicare Physician Fee Schedule for the six month period from January 1, 2008 to June 30, 2008 (effectively taking the originally proposed 10.1% reduction to a 0.5% increase). If there is no further legislation between now and June 30, 2008 the fee schedule will revert back to the 10.1% reduction. The new legislation did not affect the 2% decrease from the changes in the RVU factor.

The total estimated reduction in emergency physician reimbursement rates through June 30, 2008 is 1.5%, which we estimate will negatively affect our revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule by an estimated $2.2 million for the six months ended June 30, 2008.

In the event there is no further legislative action and the 10.1% rate is allowed to become effective, we estimate this to negatively affect our revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule by an estimated $13.2 million for the six month period from July 1, 2008 to December 31, 2008.

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

TRICARE Program

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide under the TRICARE program administered by the Department of Defense. Our revenues derived from military healthcare staffing totaled approximately $142.7 million in 2007 compared to approximately $157.8 million in the same period in 2006.

Approximately $57.0 million of estimated annual revenue won by us as part of the military’s contract bidding process in 2006 was awarded to us on a one-year contract basis and was subject to re-bid and award on or about October 1, 2007. Approximately $100.8 million of estimated annual revenue won during the bidding process in 2006 was awarded to us on a two—five option year contract basis which gave the government the option to exercise available option years each October 1. The government reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 29% of our military staffing revenue is derived through a subcontracting agreement with a small business prime contractor.

The Company was successful in retaining existing business or winning new bid awards following completion of the bidding process as of October 1, 2007, in the estimated amount of $165.3 million. The estimated amount of $165.3 million included $70.9 million awarded under one-year contracts.

Radiology related services

During 2005, a decision was reached to offer for sale the Company’s two leased imaging centers and to end the provision of physician staffing and related billing services at five hospital radiology staffing contracts that had failed to meet targeted levels of profitability. Effective September 16, 2005, the Company sold the equipment and related operations of its two imaging centers for cash of $0.9 million resulting in the recognition of a $1.3 million loss.

The sale of the imaging center operations and termination of services under certain radiology staffing contracts resulted in the incurrence and payment of severance and other related employee costs to affected employees of $1.1 million in 2005. In addition, the Company recorded a loss of $0.6 million in 2005 associated with leased facilities no longer required resulting from the reductions in radiology services. The aforementioned losses are included in the operating costs of the Company in the accompanying statement of operations for 2005.

Net revenues less provision for uncollectibles related to radiology operations sold or contracts terminated were approximately $13.4 million in 2005. The operating losses related to such operations are not directly identifiable as the result of back office billing and support costs not being totally allocated to such operations on an historical basis.

Results of operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings (loss) as a percentage of net revenue less provision for uncollectibles for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Net revenues less provision for uncollectibles	100.0%	100.0%	100.0%
Professional service expenses	77.2	75.9	74.9
Professional liability costs	1.7	3.4	4.0

Gross profit	21.1	20.6	21.0
General and administrative expenses	9.3	9.5	10.1
Management fee and other expenses	0.3	0.3	0.2
Depreciation and amortization	1.2	2.1	2.5
Interest expense, net	4.5	5.3	3.0
Loss on extinguishment of debt	—	—	2.5
Transaction costs	—	—	1.8

Earnings from continuing operations before income taxes	5.8	3.4	0.9
Provision for income taxes	2.2	1.3	0.8

Earnings from continuing operations	3.6	2.1	0.1
Earnings (loss) from discontinued operations, net of taxes	(0.1)	(0.6)	0.1

Net earnings	3.5%	1.5%	0.2%

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net revenues. Net revenue in 2007 increased $277.1 million, or 15.1%, to $2,106.2 million from $1,829.1 million in 2006. The increase in net revenue of $277.1 million included an increase of $252.4 million in fee-for-service revenue, an increase of $24.4 million in contract revenue and $0.3 million in other revenue. In 2007, fee-for-service revenue was 79.7% of net revenue compared to 78.0% in 2006, contract revenue was 19.1% of net revenue compared to 20.7% in 2006 and other revenue was 1.2% of net revenue in 2007 compared to 1.3% in 2006.

Provision for uncollectibles. The provision for uncollectibles was $874.1 million in 2007 compared to $733.7 million in 2006, an increase of $140.4 million, or 19.1%. As a percentage of net revenue, the provision for uncollectibles was 41.5% in 2007 compared to 40.1% in 2006. The provision for uncollectibles was primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The year over year increase in the provision was due to a combination of increases in total billed patient volume, annual increases in gross fee schedules and an increase in self pay gross accounts receivable relative to other payer types. For the year ended December 31, 2007, self pay fee-for-service patient visits were approximately 22.7% of the total fee-for-service patient visits compared to approximately 21.6% in 2006.

Net revenues less provision for uncollectibles. Net revenue less provision for uncollectibles in 2007 increased $136.7 million, or 12.5%, to $1,232.1 million from $1,095.4 million in 2006. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $52.9 million, or 5.9%, to $948.2 million in 2007 from $895.3 million in 2006. The increase in same contract revenue of 5.9% benefited 2.3% from an increase in billed patient volume between periods and 3.2% from increases in estimated net revenue per billing unit. The increase in estimated collections per billing unit is associated primarily with annual increases in gross charges, Medicare and managed care pricing improvements, and increased patient acuity offset by an unfavorable shift in payer mix reflecting an increase in the percentage of self pay volume during the year. Contract revenue and other revenue contributed approximately 0.7% of the increase while year over year changes in prior year revenue estimates and managed care settlements reduced same contract revenue by 0.3%. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $124.9 million, partially offset by $72.9 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $31.7 million of growth between periods.

Professional service expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $950.9 million in 2007 compared to $831.8 million in 2006 an increase of $119.1 million, or 14.3%. Contributing to the increase was $49.6 million related to new sales net of terminated contracts and $22.9 million related to acquisitions. The remaining increase in professional service expense was due primarily to increased physician and other practitioner hours staffed along with increased average rates paid per hour of provider service on a same contract basis.

Professional liability costs. Professional liability costs were $21.1 million in 2007 compared with $37.6 million in 2006 for a decrease of $16.6 million, or 44.1%. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April and November of each year of $32.1 million in 2007 and $12.1 million in 2006. Excluding the favorable actuarial adjustments, professional liability costs increased $3.4 million between periods primarily due to an increase in provider hours in 2007. The increase in provider hours is predominantly a result of our net growth and acquisitions and to a lesser extent increased provider hours staffed on a same contract basis. Partially offsetting the increase in cost associated with increased provider hours is a decrease in the actuarial estimate of current period losses under our self insurance program. The reduction in prior year professional liability reserves is due to favorable trends in loss estimates primarily associated with improvements in the overall frequency of claims reported and favorable changes in loss development assumptions.

Gross profit. Gross profit was $260.1 million in 2007, compared to $225.9 million in 2006 for an increase of $34.2 million between periods. Included in the $34.2 million increase is a net decrease in professional liability costs between periods of $20.0 million resulting from the actuarial studies completed in April and November of each year. Excluding the impact of the net decrease in professional liability costs gross profit increased $14.2 million. The increase in gross profit, excluding the decrease in professional liability costs, is primarily due to the contribution from acquisitions and improvements on a same contract basis between years. Gross profit as a percentage of net revenue less provision for uncollectibles was 21.1% in 2007 compared with 20.6% in 2006.

General and administrative expenses. General and administrative expenses increased $10.7 million in 2007 to $114.5 million from $103.7 million in 2006. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.3% in 2007 compared to 9.5% in 2006. Acquisitions and growth contributed $3.9 million of the increase in general and administrative expenses. The remaining increase in general and administrative expenses between years was due principally to new positions and inflationary growth in salaries and benefits, and increases in incentive plan and commission costs.

Management fee and other expenses. Management fee and other operating expenses were $4.1 million in 2007 and $3.7 million in 2006 for an increase of $0.4 million.

Depreciation and amortization. Depreciation and amortization was $14.8 million in 2007 and $23.3 million in 2006. Depreciation and amortization expense decreased $8.5 million between periods due principally to a decrease in amortization expense of $9.9 million. The decline in amortization expense was due primarily to the contract intangibles recognized in connection with the Recapitalization Merger being fully amortized during 2006 offset by an increase in contract intangibles resulting from our 2007 and 2006 acquisitions.

Interest expense, net. Net interest expense decreased $2.6 million to $55.2 million in 2007 compared to $57.8 million in 2006. The decrease is primarily due to the reduction of our interest rate on our term loan as a result of the second quarter 2007 amendment to our senior credit agreement, reduced levels of revolver usage between years and an increase in interest income due to increased cash and investments with our insurance subsidiary.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes in 2007 were $71.5 million compared to $37.3 million in 2006.

Provision for income taxes. Provision for income taxes in 2007 was $27.7 million compared to $13.8 million in 2006.

Earnings from continued operations. Earnings from continued operations were $43.8 million in 2007 compared to $23.5 million in 2006.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $0.6 million in 2007 compared to $7.0 million in 2006. Contributing to the loss in 2007 were $1.0 million of severance and other exit costs related to the disposal of the anesthesia business unit. The loss in 2006 includes an impairment loss of $10.2 million ($7.7 million, net of $2.5 million tax benefit).

Net earnings. Net earnings for 2007 were $43.3 million compared to $16.5 million in 2006.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net revenues. Net revenue in 2006 increased $228.8 million or 14.3%, to $1,829.1 million from $1,600.3 million in 2005. The increase in net revenue of $228.8 million included an increase of $187.7 million in fee-for-service revenue, an increase of $35.7 million in contract revenue and $5.3 million in other revenue. In 2006, fee-for-service revenue was 78.0% of net revenue compared to 77.4% in 2005, contract revenue was 20.7% of net revenue compared to 21.4% in 2005 and other revenue was 1.3% of net revenue in 2006 compared to 1.2% in 2005.

Provision for uncollectibles. The provision for uncollectibles was $733.7 million in 2006 compared to $598.6 million in 2005, an increase of $135.1 million, or 22.6%. As a percentage of net revenue, the provision for uncollectibles was 40.1% in 2006 compared to 37.4% in 2005. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The year over year increase in the provision is due to a combination of increases in total billed patient volume, annual increases in gross fee schedules and an increase in self pay gross accounts receivable relative to other payer types. For the year ended December 31, 2006, self pay fee-for-service patient visits were approximately 21.6% of the total fee-for-service patient visits compared to approximately 20.5% in 2005.

Net revenues less provision for uncollectibles. Net revenue less provision for uncollectibles in 2006 increased $93.7 million, or 9.4%, to $1,095.4 million from $1,001.7 million in 2005. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $36.9 million, or 4.5%, to $856.3 million in 2006 from $819.4 million in 2005. The increase in same contract revenue of 4.5% benefited 1.8% from an increase in overall patient volume between periods and 2.0% from increases in estimated net revenue per billing unit. The increase in estimated collections per billing unit is associated primarily with annual increases in gross charges, managed care pricing improvements, and increased patient acuity offset by an unfavorable shift in payer mix reflecting an increase in the percentage of self pay volume during the year. Contract and other revenue contributed approximately 1.2% of the increase. Partially offsetting these increases is a decline of approximately 0.4% associated with a change in prior year revenue estimates and managed care settlements between periods. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $118.2 million, partially offset by $96.1 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $34.6 million of growth between periods.

Professional service expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $831.8 million in 2006 compared to $750.6 million in 2005 an increase of $81.2 million, or 10.8%. Contributing to the increase was $26.1 million related to acquisitions and $21.7 million related to new sales net of terminated contracts. The remaining increase in professional service expense was due to increased physician and other practitioner hours staffed along with increased average rates paid per hour of provider service on a same contract basis.

Professional liability costs. Professional liability costs were $37.6 million in 2006 compared with $40.4 million in 2005 for a decrease of $2.7 million, or 6.8%. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April of each year of $12.1 million in 2006 and $7.6 million in 2005. Excluding the favorable actuarial adjustments, professional liability costs increased $1.7 million between periods primarily due to an increase in provider hours in 2006. The increase in provider hours is predominantly a result of our net growth and acquisitions and to a lesser extent increased provider hours staffed on a same contract basis. Partially offsetting the increase in cost associated with increased provider hours is a decrease in the actuarial estimate of current period losses under our self insurance program.

Gross profit. Gross profit was $225.9 million in 2006, compared to $210.7 million in 2005 for an increase of $15.2 million between periods. The $15.2 million increase is attributable to a reduction in professional liability costs and growth in net revenue less provision for uncollectibles partially offset by increases in professional costs between periods on a same contract basis. Also contributing to the increase in gross profit between periods is the gross margin contribution of our acquisitions and new contracts in excess of terminated contracts between periods. Gross profit as a percentage of net revenue less provision for uncollectibles was 20.6% in 2006 compared with 21.0% in 2005.

General and administrative expenses. General and administrative expenses increased $2.4 million in 2006 to $103.7 million from $101.4 million in 2005. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.5% in 2006 compared to 10.1% in 2005. Included in general and administrative expenses in 2005 is approximately $3.7 million of stock option related costs associated with the Transactions and an additional $0.4 million from the settlement of a life insurance program in conjunction with the Transactions. Excluding the effect of these expenses general and administrative expenses increased $6.5 million, or 6.6%. Acquisitions and growth contributed $2.9 million of the increase in general and administrative expenses. The remaining increase in general and administrative expenses between years was due principally to new positions and inflationary growth in salaries and benefits partially offset by reduced professional consulting fees.

Management fee and other expenses. Management fee and other operating expenses were $3.7 million in 2006 and $1.9 million in 2005 for an increase of $1.8 million. The $1.8 million increase is primarily related to increased payments to our new equity sponsor offset by losses incurred on the sale of radiology assets in 2005.

Depreciation and amortization. Depreciation and amortization was $23.3 million in 2006 and $24.8 million in 2005. Depreciation and amortization expense decreased $1.5 million between periods due principally to a decrease in amortization expense of $1.8 million. The decline in amortization expense was due primarily to the contract intangibles recognized in connection with the Recapitalization Merger being fully amortized during 2006 offset by an increase in the contract intangible value for the acquisition of minority interests that existed at the time of the Transaction and an increase in the contract intangibles due to our 2006 acquisitions.

Interest expense, net. Net interest expense increased $27.8 million to $57.8 million in 2006 compared to $30.0 million in 2005. The increase is primarily due to higher debt balances incurred to finance the merger and recapitalization of the Company in November 2005 and an increase in the average rate of interest on such debt.

Loss on extinguishment of debt. Loss on extinguishment of debt was $25.3 million in 2005. These costs primarily relate to the expensing of deferred financing costs and bond repayment premiums on our previously outstanding bank and bond borrowings in conjunction with the Transaction.

Transaction costs. Transaction costs were $18.2 million in 2005. These costs relate to advisory, legal, accounting, and other fees incurred directly related to the Transaction.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes in 2006 were $37.3 million compared to $9.0 million in 2005.

Provision for income taxes. Provision for income taxes in 2006 was $13.8 million compared to $8.2 million in 2005.

Earnings from continuing operations. Earnings from continuing operations were $23.5 million in 2006 compared to $0.9 million in 2005.

(Loss)earnings from discontinued operations, net of taxes. Loss from discontinued operations was $7.0 million in 2006 compared to earnings of $0.9 million in 2005. The loss in 2006 includes an impairment loss of $10.2 million ($7.7 million, net of $2.5 million tax benefit).

Net earnings. Net earnings for 2006 were $16.5 million compared to $1.7 million in 2005.

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

Cash provided by operating activities in the year ended December 31, 2007 was $70.1 million compared to $49.6 million in the corresponding period in 2006. The $20.5 million increase in cash provided by operating activities was principally due to increased earnings, a reduced level of cash funding of accounts payable and other working capital payables, and a decrease in accounts receivable funding between years. Cash used in investing activities in the year ended December 31, 2007, was $31.3 million compared to $50.1 million for the same period in 2006. The $18.8 million decrease in cash used in investing activities was principally due to a decrease in cash payments related to acquisitions and a decrease in net captive investment purchases between years partially offset by an increase in capital expenditures. Cash used in financing activities in the year ended December 31, 2007 and 2006 was $12.5 million and $6.1 million, respectively. The $6.4 million increase in cash used in financing activities was principally due to the net reduction in outstanding amounts under the revolving credit facility between years.

We spent $12.7 million in the year ended December 31, 2007 and $11.3 million in the year ended December 31, 2006 for capital expenditures. These expenditures were primarily for information technology investments and related development projects along with projects in support of operational initiatives.

In connection with the Transaction that became effective November 23, 2005, we repaid $347.6 million of existing debt outstanding in the form of bank term debt of $201.9 million and 9% notes in the amount of $145.7 million. As of the date of the merger, we incurred new debt financing. Our new debt included $425.0 million of senior secured bank term loans and $215.0 million of 11.25% senior secured subordinated notes due in 2013.

We are highly leveraged. As of December 31, 2007, we had $631.5 million in aggregate indebtedness, with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.2 million of undrawn letters of credit).

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

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

As of December 31, 2007, we had total cash and cash equivalents of approximately $30.3 million. Our ongoing cash needs for the year ended December 31, 2007 were substantially met from internally generated operating sources. During the year, we borrowed $83.0 million and repaid $89.8 million under our revolving credit facility. Borrowings under the revolving credit facility were used primarily for working capital purposes. As of December 31, 2007, there were no amounts outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and interests. In August 2007, we acquired the operations of an emergency medicine medical practice for $2.4 million in cash. In addition, we may have to pay up to $2.2 million in future contingent payments.

Effective May 1, 2006, we acquired the operations of an emergency medicine medical practice for $3.0 million in cash and the assumption of up to a $1.0 million liability related to medical professional liability insurance.

Effective July 1, 2006 we acquired the operations of a hospital medicine and inpatient services business for $17.9 million in cash. In addition, we may have to pay up to $9.6 million in future contingent payments. The cash payment was funded through a borrowing on our revolving credit facility.

Contingent payments of $1.1 million were made during the twelve months ended December 31, 2007 and $0.1 million of contingent payments were made in the corresponding period in 2006 related to previous acquisitions. The $1.1 million payment made in 2007 had previously been recorded as a liability. The 2006 amount represents a payment of additional purchase price and was recorded as goodwill. Future contingent payment obligations are approximately $11.8 million as of December 31, 2007.

During 2005, the Company made payments of approximately $1.3 million associated with the deferred purchase price of a 2002 acquisition. This payment was recorded as a liability at the time of the acquisition.

We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of December 31, 2007, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $76.1 million. Effective June 1, 2007, we renewed our fronting program with a commercial insurance carrier through May 31, 2008. As part of this renewal, we paid cash premiums associated with the fronting arrangement of approximately $13.3 million. Based upon the results of our most recent actuarial report, anticipated cash outflow to the captive insurance company during the period January 1, 2008 through May 31, 2008 is estimated at $16.3 million. In addition, we funded premiums of approximately $9.6 million in 2007 and have agreed to fund additional premiums of $1.5 million in the first quarter of 2008 to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We have the option to fund additional premium payments under this program which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2007:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$4,250	$8,500	$403,750	$215,000	$631,500
Operating leases	7,884	13,449	7,853	3,560	32,746
Interest payments	53,580	105,144	100,503	22,172	281,399
Sponsor fee	3,500	7,000	7,000	10,130	27,630

Subtotal	69,214	134,093	519,106	250,862	973,275

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$7,200	$—	$—	$—	$7,200
Contingent acquisition payments	2,873	8,914	—	—	11,787

Subtotal	10,073	8,914	—	—	18,987

Total obligations and commitments	$79,287	$143,007	$519,106	$250,862	$992,262

Senior secured credit facilities

Our senior secured credit facilities consist of a $425.0 million term loan facility ($416.5 million currently outstanding at December 31, 2007), and a $125.0 million senior secured revolving credit facility, of which no amount was drawn at December 31, 2007. In addition, there are $7.2 million of undrawn letters of credit outstanding at December 31, 2007. Team Finance LLC is the borrower under the senior secured credit facilities. The senior secured revolving credit facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as the swingline loans.

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The current interest rate for borrowings is LIBOR plus a margin of 2.0%. The applicable margin for borrowings under the senior secured term loan facility may be increased if we exceed a certain leverage ratio, and the applicable margin for borrowings under the senior secured revolving credit facility may be reduced subject to our attaining certain leverage ratios.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the senior secured revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate was 0.50% per annum. We also pay customary letter of credit fees.

We are required to repay installments on the loans under the senior secured term loan facility in quarterly principal amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit facilities.

Principal amounts outstanding under the senior secured revolving credit facility are due and payable in full at maturity, six years from the date of the closing of the senior secured credit facilities.

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness or issue preferred shares;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our membership interests;

•	make investments, loans or advances;

•	repay subordinated indebtedness (including the notes offered hereby);

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	amend material agreements governing our subordinated indebtedness (including the notes offered hereby);

•	change our lines of business; and

•	change the status of Team Health Holdings as a passive holding company or the status of Health Finance Corporation as a passive corporate co-issuer of the notes offered hereby.

In addition, the senior secured credit agreement requires us to comply with the following financial covenants: a maximum leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures amount. The breach of these maintenance covenants in the senior secured credit agreement could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indenture governing the $215.0 million aggregate principal amount of senior subordinated notes.

Senior subordinated notes

We issued $215.0 million aggregate principal amount of 11.25% senior subordinated notes due 2013 on November 23, 2005 in a private offering not subject to registration under the Securities Act. Subsequently, these notes were exchanged for registered notes in an offering effective May 16, 2006. The outstanding notes are guaranteed by certain of our subsidiaries.

The indenture governing the senior subordinated notes limits our (and most or all of our subsidiaries’) ability to:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our membership units or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. As market conditions warrant, the Company and/or Blackstone and its affiliates may from time to time repurchase the notes in privately negotiated or open market transactions, by tender or otherwise.

Under the indenture governing the notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). For example, for the four quarters ended December 31, 2007, the minimum Adjusted EBITDA to fixed charge ratio required in order to incur additional debt pursuant to the ratio provision in the indenture or to make certain investments and restricted payments under the indenture was 2.0x.

Adjusted EBITDA under the indenture is defined as net earnings (loss) as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. Adjusted EBITDA as calculated under the indenture for the senior subordinated notes is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net earnings	$43,270	$16,465	$1,711
Loss (earnings) from discontinued operations, net of taxes	576	7,049	(858)
Interest expense, net	55,234	57,813	30,009
Provision for income taxes	27,703	13,792	8,190
Depreciation and amortization	14,823	23,308	24,813

EBITDA	141,606	118,427	63,865
Management fee and other expenses(a)	4,054	3,748	1,901
Loss on extinguishment of debt(b)	—	—	25,340
Transaction costs(c)	—	—	18,223
Stock option expense(d)	—	—	3,937
Restricted unit expense(e)	560	617	—
Insurance subsidiary interest income	2,867	2,024	995
Key member life insurance settlement(f)	—	—	395
Severance and other charges	3,693	1,164	2,625

Adjusted EBITDA*	$152,780	$125,980	$117,281

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments associated with prior years of $32,089, $12,068 and $7,578 for the years ended December 31, 2007, 2006 and 2005, respectively.
(a)	Reflects management sponsor fees and loss on disposal of assets.
(b)	Reflects the recognition of deferred financing costs and bond repayment premiums on previously outstanding bank and bond borrowings.
(c)	Reflects costs related to the Transactions.
(d)	Reflects costs related to the recognition of expense in connection with previously outstanding stock options.
(e)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 unit plan.
(f)	Reflects costs incurred to terminate a life insurance program in conjunction with the Transactions.

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

Recently issued accounting standards

In December 2007, the Financial Accounting Standards Board released FASB 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the year ending December 31, 2009 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the Financial Accounting Standards Board released FASB 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

In February 2007, the Financial Accounting Standards Board released FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.

In September 2006, the Financial Accounting Standards Board released FASB 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. FASB 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurement. FASB 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective in fiscal years beginning after December 31, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $1.4 million charge to members’ equity, a reduction in the deferred tax assets of approximately $0.4 million and an increase in the liability for unrecognized tax benefits of approximately $1.3 million. The Company recognizes interest accrued related to the unrecognized tax benefits in interest expense and penalties in operating expenses. Included in the above estimates is approximately $0.2 million of interest expense.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserve that are considered appropriate.

The amount of unrecognized tax benefits that, if recognized, would affect the effective rate are approximately $2.3 million as of December 31, 2007.

The Company and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U. S. federal, state or local examination by tax authorities for years before 2003.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Our earnings are affected by changes in short-term interest rates as a result of borrowings under our senior credit facilities. Interest rate swap agreements are used to manage a portion of our interest rate exposure.

At December 31, 2007, the fair value of our total debt, which has a carrying value of $631.5 million, was approximately $621.5 million. We had $416.5 million of variable debt outstanding at December 31, 2007. If the market interest rates for our variable rate borrowings averaged 1% more during the twelve months subsequent to December 31, 2007, our interest expense would increase, and earnings before income taxes would decrease, by approximately $4.2 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).	Controls and Procedures

As of December 31, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Representatives, Executive Officers and Corporate Governance

The following table sets forth information with respect to the members of the board of representatives for Team Health Holdings LLC, Team Finance LLC and Team Health, Inc., and the executive officers of Team Health Holdings, the Issuers and Team Health, Inc. The director of Health Finance Corporation is Robert C. Joyner.

Name	Age*	Position
Lynn Massingale, M.D.	55	Chief Executive Officer and Representative
Greg Roth	51	President and Chief Operating Officer
Robert C. Joyner	60	Executive Vice President, General Counsel
Stephen Sherlin	62	Chief Compliance Officer
David P. Jones	40	Chief Financial Officer
Neil P. Simpkins	41	Representative
Michael A. Dal Bello	36	Representative
Earl P. Holland	62	Representative
Glenn A. Davenport	54	Representative

*	As of March 1, 2008

Lynn Massingale, M.D., became a member of our board of representatives following the Transactions. Dr. Massingale has been Chief Executive Officer and director of Team Health, Inc., since 1994 and also held the title of President until October 2004. Prior to that, Dr. Massingale served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health, Inc., which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

Greg Roth joined Team Health, Inc. in November 2004 as President and Chief Operating Officer. Mr. Roth previously was employed by HCA—The Healthcare Company since January 1995. Beginning in July 1998, Mr. Roth served as President of HCA, Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Division’s Chief Financial Officer from January 1995 to May 1997. Prior to these positions, Mr. Roth held various positions in the healthcare industry.

Robert C. Joyner joined Team Health, Inc. in August 1999 as Executive Vice President and General Counsel. Prior to joining Team Health, Inc., Mr. Joyner had a private practice of law from September 1998 to July 1999, and from May 1997 to September 1998 he served as the Senior Vice President and General Counsel for American Medical Providers, a regional physician practice management company. From May 1986 to May 1997, Mr. Joyner served as the Senior Vice President and General Counsel for Paracelsus Healthcare Corporation, a privately held hospital ownership and management company which became public in 1996 and is now known as Clarent Hospital Corporation. Mr. Joyner graduated with a B.S.B.A. degree in 1969 and a J.D. in 1972, both from the University of Florida.

Stephen Sherlin was named Chief Compliance Officer effective July 1, 2004. Mr. Sherlin previously served as Executive Vice President, Healthcare Financial Services since February 2000. Mr. Sherlin joined Team Health, Inc. in January 1997 as Senior Vice President, Finance and Administration, and was promoted to Executive Vice President, Finance and Administration in July 1998. From 1993 until 1996, Mr. Sherlin served as Vice President and Chief Financial Officer of the Tennessee Division of Columbia/HCA. Mr. Sherlin has also served as Chief Financial Officer for the Athens Community Hospital in Athens, Tennessee; Park West Medical Center in Knoxville, Tennessee; and Doctors Hospital in Little Rock, Arkansas. Mr. Sherlin is a graduate of Indiana University.

David P. Jones has been our Chief Financial Officer since May 1996. From 1994 to 1996, Mr. Jones was our Controller. Prior to that, Mr. Jones worked at Pershing, Yoakley and Associates, a regional healthcare audit and consulting firm, as a Supervisor. Before joining Pershing, Yoakley and Associates, Mr. Jones worked at KPMG Peat Marwick as an Audit Senior. Mr. Jones received a B.S. in Business Administration from the University of Tennessee.

Neil P. Simpkins became a member of our board of representatives and directors following the Transactions. Mr. Simpkins has served as a Senior Managing Director of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Chairman of the board of directors of TRW Automotive Inc. and is a director of Vanguard Health Systems.

Michael A. Dal Bello became a member of our board of representatives and directors following the Transactions. Mr. Dal Bello is a Principal in the Private Equity Group of Blackstone and has been at the firm since 2002 and is actively involved in Blackstone’s healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company. He currently serves as a director of Vanguard Health Systems, Biomet, Catalent, and Sithe Global.

Earl P. Holland became a director of the Company in 2001. Mr. Holland has over 32 years of experience working in the healthcare industry. Prior to his retirement in January, 2001, Mr. Holland held several positions with Health Management Associates, including the positions of Vice Chairman and Chief Operating Officer at the time of his retirement. Mr. Holland also serves on the board of directors of several other companies engaged in the business of providing healthcare services as well as other business services. Mr. Holland graduated from Southeast Missouri State University with a B.S. degree in business administration.

Glenn A. Davenport became a director in 2001. Mr. Davenport recently retired as President and Chief Executive Officer of Morrison Management Specialists, which was acquired by Compass Group in April 2001. Mr. Davenport has served in this role since Morrison Management Specialists was spun off from Morrison Restaurants, Inc. in 1996. Prior thereto, he served in various management capacities with Morrison Restaurants, Inc. since 1973. Mr. Davenport also serves on the board of directors of several other organizations.

Code of Ethics

Information regarding our code of ethics (Team Health, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers is attached as exhibit 14.1 to this Annual Report on Form 10-K or is available to any person upon request by calling (865) 293-5205.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Issuer’s knowledge, the Issuer’s directors and executives met all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) during 2007.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy of Executive Compensation Programs

The Board of Representatives of Holdings acts as the Compensation Committee of the Company (herein after referred to as either the “Committee” or “Board of Representatives”) and is responsible for the administration and oversight of our executive compensation programs. Our overall executive compensation objective is to provide a comprehensive plan designed to focus on our strategic business initiatives, financial performance objectives, and the creation and maintenance of equity value. The following are the key principals in the design of our executive compensation programs:

•	Attract, retain, and motivate superior management talent critical to our long-term success with compensation that is competitive within the marketplace;

•	Maintain a reasonable balance among base salary, annual incentive payments, and long-term equity-based incentive compensation and other benefits;

•	Ensure compensation levels reflect the internal value and future potential of each executive within the Company and the achievement of outstanding individual results;

•	Link executive compensation to the creation and maintenance of long-term equity value;

•	Promote equity ownership by executives in order to align their interests with the interests of our equity unit holders, and;

•

Ensure that incentive compensation is linked to the achievement of specific financial and strategic objectives, which are established in advance and approved by the Board of Representatives, upon recommendation of the Committee.

During 2007, the Committee did not retain the services of any external compensation consultant. Dr. Massingale, as a member of the Board of Representatives, is also a member of the Committee and participates in discussions and deliberations of the Committee. Other Named Executive Officers will also attend the Committee meetings and will participate as required. Any discussion by the Committee regarding compensation for Dr. Massingale or other Named Executive Officers is conducted by the Committee in executive session without such persons in attendance.

The Committee believes that compensation to the executive officers should be aligned closely with the short- and long-term financial performance of the Company. As a result, a portion of executive compensation is “at risk” and is tied to the attainment of previously established financial goals. However, the Committee also believes that it is prudent to provide competitive base salaries and benefits to attract and retain the appropriate management talent in order to achieve our strategic objectives. As such, the key elements of the Company’s executive management incentive program consist of the following:

•	Base salary;

•	Annual cash incentive opportunities;

•	Long-term equity based incentives; and

•	Benefits and executive perquisites.

Additional detail regarding each of these elements is discussed below.

Base Salaries

Annual base salaries reflect the compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility with us. We believe that base salaries must be competitive based upon the scope of responsibilities and market compensation of similar executives. Other factors such as internal equity and comparability are also considered when establishing a base salary for a given executive. The Committee utilizes the experience, market knowledge, and insight of its members in evaluating the competitiveness of current salary levels. The Company’s Human Resources Department is also a resource for such information as needed. Generally, base salaries are adjusted effective April 1 of each year based upon the Committee’s assessment of each executive’s performance and the Company’s overall budgetary guidelines. In 2007, executive management base salaries were increased by 3.5% effective April 1, 2007. In addition, the Committee may adjust base salaries at other times during the year in connection with promotions, increased responsibilities, or to maintain competitiveness within the market.

Annual Incentive Compensation

Annual incentive awards are available to the Named Executive Officers, as well as to other members of the Company’s executive management team, under the Team Health Inc. Management Incentive Plan (the “Bonus Plan”). The Bonus Plan is designed to reward management for the achievement of annual financial targets and other operational goals, which are linked to the creation of long-term equity value. The Committee establishes an annual EBITDA target as the primary financial target for the Bonus Plan. The Committee has the discretion to adjust the annual EBITDA target during the year in the event of acquisitions, restructured or discontinued operations, or other extraordinary or unusual issues occurring during the year. Each participant in the Bonus Plan has a certain percentage of his or her base salary that is defined to be the participant’s potential bonus pool. For the Named Executive Officers and other corporate and administrative managers, a portion of each of their respective bonus pools is based upon the achievement of the overall consolidated Company financial results and a portion is discretionary. During 2007, 80% of the bonus pool for each of the Named Executive Officers and administrative managers was allocated to the overall Company financial performance and 20% was discretionary. The Committee will evaluate the allocation factors within the Bonus Plan on an annual basis and has the flexibility to adjust the structure including allocation percentages as needed in order to better align the incentives under the Bonus Plan.

The Bonus Plan contains both minimum and maximum achievement levels which can increase or decrease the payments under the bonus pools. The minimum level of achievement reflects actual financial results equal to 95% of the annual EBITDA target and the maximum level of achievement reflects actual results equal to 105% of the annual EBITDA target. For 2008, the maximum level of achievement under the Bonus Plan will be increased to 110% of the annual EBITDA target. No payment will be made under the financial results portion of the Bonus Plan if the minimum level of achievement is not achieved and no additional increases will be made to the size of the bonus pools if greater than the maximum level of achievement is achieved. At the minimum level of achievement, a participant’s payment will be equal to 50% of his or her bonus pool and at the maximum level of achievement the payment will be equal to 150% of his or her bonus pool. For 2008, at the maximum level of achievement, the payment will be equal to 200% of his or her bonus pool. Payments between the minimum and maximum will be adjusted on a linear basis. The performance adjustments are applied to each participant’s entire bonus pool. The discretionary portion of the Bonus Plan will be based upon the individual achievements of the participant during the year and other qualitative factors considered by the Committee and Board of Representatives.

For 2007, the performance measurement period included the twelve-month period from January 1, 2007 to December 31, 2007 and the EBITDA target (as defined by the Committee) for the Named Executive Officers was $118.8 million. The awards under the Bonus Plan for this period were reviewed and approved by the Committee and the Board of Representatives in February 2008 and paid in March 2008.

Long Term Incentive Compensation

The Committee provides equity incentives to executive officers in order to directly align their interests with the long term interests of the equity unit holders of Holdings.

The total equity of Holdings is comprised of three classes of membership units (Class A, Class B, and Class C units). There is no vesting element associated with the Class A units, but the Class B and C units vest on a pro rata basis over five years from the date of issuance. Upon a change of control of the Company, all outstanding Class B and Class C units will automatically vest. In conjunction with the Transaction in November 2005, members of our management reinvested a portion of their individual proceeds from the Transaction in the Class A units of Holdings. As a result, each of the Named Executive Officers has various levels of ownership in the Class A units. See “Security Ownership of Certain Beneficial Owners and Management” for specific disclosure of amounts owned by each of the Named Executive Officers.

The timing and amount of any distribution of available cash, when made, will be made in the following order and priority among the various units. First, the aggregate amount invested in the Class A units will be returned to the Class A unit holders prior to any distributions to the Class B or Class C unit holders. Second, funds will be distributed to the holders of the Class A units and the vested Class B units, in accordance with their proportionate ownership, until the Class A unit holders have received a total of 2.0x the aggregate amount invested in the Class A units. In addition, the holders of unvested Class B units will be entitled to receive catch-up distribution if, and when, such Class B units vest in a per unit amount equal to the distributions previously made with respect to the vested Class B units. Third, funds will be distributed to the holders of the Class A units and the vested Class B and C units in accordance with their proportionate ownership. In addition, the holders of Class C units will be entitled to received catch-up distributions if, and when, such Class C units vest in a per-unit amount equal to the distributions previously made with respect to the vested Class C units.

The equity participation “carve out” and the vesting schedule for the Class B and Class C units are designed to motivate the executives and other members of management to enhance the financial and operational performance and equity value of the Company over a long-term period as well as to enhance executive retention.

Under the Team Health Holdings 2005 Unit Plan, Holdings can issue Class B and Class C units to members of management. A total of 600,000 Class A units, 400,000 Class B units, and 600,000 Class C units are authorized for issuance and as of December 31, 2007, no Class A units, 306,017 Class B units, and 428,424 Class C units are outstanding under the 2005 Unit Plan. In January 2006, Holdings granted Class B and Class C units to the Named Executive Officers as well as to other members of management. See the narrative following the Summary Compensation Table and Grants of Plan-Based Awards table for further discussion of the restricted equity awards. As a privately held company, there is no active market for trading in the units of the Company. The Class B and Class C units were valued at the fair market value at the time of the grant by the Board of Representatives considering, among other factors, the results of an independent valuation report. A portion of the Class B and Class C units granted in January 2006 were deemed to be vested at the time of the grant to reflect vesting as if those units had been issued on the effective date of the Transaction.

The Company has not granted any stock or unit options nor do we have any stock or unit options outstanding. Previously outstanding stock options of Team Health, Inc. were settled in conjunction with the Transaction.

Benefits and Executive Perquisites

The Committee believes that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided at similar companies. In addition to salaries, incentive bonus and equity awards, competitive executive compensation programs include retirement and welfare benefits and reasonable executive perquisites.

Retirement Benefits

Substantially all of the salaried employees, including our Named Executive Officers, are eligible to participate in the Team Health, Inc. 401(k) savings plan. Employees are permitted to defer a portion of their income under the 401(k) plan. At the discretion of the Board of Representatives, the Company may make a matching contribution of up to 50%, subject to annual limits established under the Internal Revenue Code, of the first 6% of employees’ contributions under this 401(k) plan as determined each year. The Board of Representatives authorized such maximum discretionary amount as a match on employees’ 401(k) Plan contributions for 2007, including the Named Executive Officers. Employee and company matching contributions are fully vested immediately. Participants may receive distribution of their 401(k) accounts any time after they cease service with us.

In addition, the Named Executive Officers and other senior employees are eligible to participate in the Team Health, Inc. non-qualified Supplemental Executive Retirement Plan (“SERP”). Currently, all active participants are permitted to defer a portion of their income under the SERP. In its sole discretion, the Company may make contributions to the account of any of the active participants in the SERP, and the participants shall always be vested in all amounts credited to their accounts. None of the Named Executive Officers that participate in the SERP received a contribution from us for 2007.

We maintain no defined benefit plans.

Other Benefits

All executive officers, including the Named Executive Officers, are eligible for other benefits from the Company including: medical, dental, life insurance, and short term disability. The executives participate in these plans on the same basis, terms, and conditions as other administrative employees of the Company. In addition, the Company provides long-term disability insurance coverage on behalf of the Named Executive Officers at an amount equal to 60% of current base salary. The Named Executive Officers also participate in the Company’s Personal Time Off program which provides paid leave during the year at various amounts based upon the executive’s position within the company and length of service.

Perquisites

Each of the Named Executive Officers receives an annual automobile allowance of $9,000 ($12,000 in the case of Dr. Massingale and Mr. Roth) for personal and business use. The Company also provides an annual allowance of $600 ($800 in the case of Dr. Massingale and Mr. Roth) for personal financial planning assistance. Also, Dr. Massingale (and other senior executives upon approval of the Chairman and CEO) may have limited use of the Company plane for personal purposes.

All such perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes.

Compensation Committee Report

The Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based upon the review and discussions, the Committee directed that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

Compensation Committee:

Neil Simpkins

Michael DalBello

Earl Holland

Glenn Davenport

Lynn Massingale, M.D.

The following table summarizes all compensation awarded to, earned by, or paid to, our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and our next three most highly compensated executive officers, (such individuals, the “Named Executive Officers”), for fiscal years 2007 and 2006 for services rendered to the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(9) ($)		Total(10) ($)
Lynn Massingale, M.D.,	2007	$568,538	—	$49,372	—	$531,447	—	$65,360	(4)	$1,214,717
Chief Executive Officer and Director	2006	549,312	—	54,433	—	396,629	—	445,653	(4)	1,446,027

Greg Roth, President,	2007	439,449	—	49,372	—	315,984	—	22,702	(5)	827,507
Chief Operating Officer	2006	424,589	—	54,433	—	235,826	—	16,131	(5)	730,979

David P. Jones,	2007	344,979	—	14,553	—	248,055	—	24,392	(6)	631,979
Chief Financial Officer	2006	331,630	—	16,045	—	185,129	—	23,018	(6)	555,822

Robert C. Joyner,	2007	323,750	—	14,553	—	232,791	—	20,133	(7)	591,227
Executive Vice President, General Counsel	2006	311,880	—	16,045	—	173,736	—	16,824	(7)	518,485

Stephen Sherlin,	2007	137,196	—	3,664	—	98,650	—	12,655	(8)	252,165
Chief Compliance Officer	2006	132,589	—	4,040	—	73,624	—	11,357	(8)	221,610

(1)	These amounts represent the compensation expense reported by the Company for fiscal year 2007 under FAS 123(R) associated with Class B and Class C units in Team Health Holdings LLC that were granted in 2006 under the Team Health Holdings 2005 Unit Plan. The compensation expense for the stock awards differs from the 2006 grant date fair values for these awards as shown in the “Grants of Plan Based Awards” table because the compensation expense for the stock awards is recognized over the requisite vesting period. See footnote 16 in the Team Finance financial statements to review assumptions made in the valuation of such grants under FAS 123(R).
(2)	Amounts earned in 2007 under the Team Health, Inc. Management Incentive Plan. Such amounts were paid in 2008.
(3)	The Company maintains no defined benefit plans and there were no above-market or preferential earnings during the year on the Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan, a non-qualified deferred compensation plan.
(4)	Other compensation for Dr. Massingale included the following:

	2007	2006
Payment for termination of life insurance program	$—	$388,670
Personal use of Company plane	$27,121	$30,657
Automobile allowance	$12,000	$12,346
401(k) matching contribution	$6,750	$6,600
Health and dental insurance premiums	$4,657	$4,587
Long term disability insurance	$12,493	$2,312
Life insurance	$2,339	$481

(5)	Other compensation for Mr. Roth included the following:

	2007	2006
Automobile allowance	$12,000	$7,385
401(k) matching contribution	$6,750	$6,600
Long term disability insurance	$2,869	$1,625
Life insurance	$1,083	$521

(6)	Other compensation for Mr. Jones included the following:

	2007	2006
Automobile allowance	$9,000	$8,474
Health and dental insurance premiums	$6,105	$6,481
401(k) matching contribution	$6,750	$6,600
Long term disability insurance	$2,112	$1,246
Life insurance	$425	$217

(7)	Other compensation for Mr. Joyner included the following:

	2007	2006
Automobile allowance	$9,000	$7,846
401(k) matching contribution	$6,750	$6,600
Long term disability insurance	$3,984	$2,182
Life insurance	$399	$196

(8)	Other compensation for Mr. Sherlin included the following:

	2007	2006
Automobile allowance	$9,000	$7,846
401(k) matching contribution	$3,655	$3,511

(9)	Perquisites and other personal benefits included in All Other Compensation reflect the incremental cost to the Company and are valued based upon the actual costs of such services. For personal use of Company plane, the value is based upon the standard hourly operating costs of the aircraft.
(10)	The amount of salary and bonus in proportion to total compensation is designed to maintain an executive compensation program that is deemed to be competitive and to align the compensation of executive officers with the Company’s short-term and long-term financial performance and with the interests of our unit holders.

2007 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock Units(2) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Lynn Massingale, M.D.,	1/1/2007	$186,473	$372,945	$559,418	—	—	—	—	—	—	—
Chief Executive Officer and Director

Greg Roth,	1/1/2007	110,872	221,744	332,616	—	—	—	—	—	—	—
President, Chief Operating Officer

David P. Jones,	1/1/2007	87,037	174,074	261,111	—	—	—	—	—	—	—
Chief Financial Officer

Robert C. Joyner,	1/1/2007	81,681	163,362	245,043	—	—	—	—	—	—	—
Executive Vice President, General Counsel

Stephen Sherlin,	1/1/2007	34,614	69,228	103,842	—	—	—	—	—	—	—
Chief Compliance Officer

(1)	Possible future payouts under Team Health, Inc. Management Incentive Plan were based upon the achievement of the operating EBITDA (as defined) target for the period January 1, 2007 through December 31, 2007 as established by the Board of Representatives. Threshold amount equals 95% of achievement of target, Target amount equals 100% of achievement of target, and Maximum amount equals 105% achievement of target.
(2)	There were no awards of Class B or Class C units granted to any Named Executive Officers in 2007.

EMPLOYMENT AGREEMENTS

In connection with the Transaction, we entered into a new employment agreement with Dr. Massingale on November 23, 2005, which has a five-year initial term and will renew for a one-year period upon the expiration of the initial term and each subsequent term, unless either party provides notice of non-renewal at least 180 days prior to the end of the then current term. We also entered into employment agreements with each of our other Named Executive Officers (Mr. Jones, Mr. Roth, Mr. Joyner and Mr. Sherlin), each of which has an initial five-year term that commenced on June 1, 2006. Such employment agreements provide for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 180 days prior to the end of the then current term.

All of the employment agreements also provide for the payment of an annual base salary, subject to annual review and adjustment, as well as the opportunity to earn an annual bonus having a target amount equal to 50% of the Named Executive Officer’s base salary (65% in the case of Dr. Massingale). The annual bonus opportunities and related bonus payments are provided under the Team Health, Inc. Management Incentive Plan described above. Accordingly, the maximum annual bonus that can be earned by any of the Named Executive Officers is 75% of his base salary (97.5% in the case of Dr. Massingale).

The annual base salaries as of December 31, 2007 and the target bonus amounts for each of the Named Executive Officers for 2007 are as follows:

	Annual base salary	Base bonus
Lynn Massingale, M.D.	$573,762	65%
Gregory S. Roth	$443,487	50%
David P. Jones	$348,148	50%
Robert C. Joyner	$326,724	50%
Stephen Sherlin	$138,456	50%

If any of the Named Executive Officers is terminated by us without cause, or under certain conditions, such as for good reason (which includes resignation by the executive for any reason during the one-year period following a change of control), we will continue to provide the executive with his base salary, bonus (based on the average bonus that he received during the two most recently completed bonus periods), and health insurance coverage during the two-year period following such event (three years each in the case of Dr. Massingale), provided that such payments shall be reduced by the amount of any life or disability insurance proceeds that are paid to the executive or his estate from any life insurance or disability plan or policy we maintain for his benefit. The outstanding Class B and Class C units held by the Named Executive Officers shall fully vest upon a change of control. Dr. Massingale’s employment agreement also provides him with protection against excise taxes that may be imposed as a result of the acceleration of those awards, as well as against other payments that could be deemed “excess parachute payments” in connection with the occurrence of the change of control.

As of December 31, 2007, the estimated post employment termination payments, consisting of salary, bonus, and health insurance coverage, for the Named Executive Officers are as follows:

2007
Lynn Massingale, M.D.	$3,491,779
Gregory S. Roth	$1,797,370
David P. Jones	$1,260,767
Robert C. Joyner	$1,175,458
Stephen Sherlin	$487,276

As of December 31, 2007, the value of the unvested Class B and Class C units held by the Named Executive Officers is as follows:

2006
Lynn Massingale, M.D.	$350,926
Gregory S. Roth	$350,926
David P. Jones	$103,439
Robert C. Joyner	$103,439
Stephen Sherlin	$26,046

As a result of the restrictive covenants contained in their employment agreements, each of the Named Executive Officers has agreed not to disclose our confidential information, solicit our employees or contractors, or compete with us or interfere with our business for two years after his employment with us has been terminated for any reason (except, with respect to Dr. Massingale, the period shall only be for one year in the event his employment is terminated by us without cause or if he resigns for good reason).

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following equity awards remained outstanding for the benefit of the Named Executive Officers at 2007 fiscal-year end:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lynn Massingale, M.D.,
Chief Executive Officer and Director
Class B units	—	—	—	—	—	15,941	$229,072	—	—
Class C units	—	—	—	—	—	22,317	121,853	—	—

Greg Roth,
President, Chief Operating Officer
Class B units	—	—	—	—	—	15,941	229,072	—	—
Class C units	—	—	—	—	—	22,317	121,853	—	—

David P. Jones,
Chief Financial Officer
Class B units	—	—	—	—	—	4,699	67,521	—	—
Class C units	—	—	—	—	—	6,578	35,917	—	—

Robert C. Joyner,
Executive Vice President, General Counsel
Class B units	—	—	—	—	—	4,699	67,521	—	—
Class C units	—	—	—	—	—	6,578	35,917	—	—

Stephen Sherlin,
Chief Compliance Officer
Class B units	—	—	—	—	—	1,183	17,002	—	—
Class C units	—	—	—	—	—	1,656	9,044	—	—

(1)	The Class B and Class C units were granted on January 23, 2006 and vest on a pro rata basis over a five-year period beginning November 23, 2005. In the event of a change in control of the Company, all outstanding Class B and Class C units will become fully vested.
(2)	The Board of Representatives has determined a fair market value of $14.37 and $5.46 per unit for Class B and Class C equity units, respectively, as of December 31, 2007 considering, among other factors, the results of an independent valuation study.

OPTION EXERCISES AND UNITS VESTED

The following restricted equity units in Holdings were vested for the Named Executive Officers during fiscal year 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Lynn Massingale, M.D., Chief Executive Officer and Director
Class B units	—	—	5,502	$79,059
Class C units	—	—	7,702	42,055

Greg Roth, President, Chief Operating Officer
Class B units	—	—	5,502	79,059
Class C units	—	—	7,702	42,055
David P. Jones, Chief Financial Officer
Class B units	—	—	1,622	23,303
Class C units	—	—	2,270	12,396

Robert C. Joyner, Executive Vice President, General Counsel
Class B units	—	—	1,622	23,303
Class C units	—	—	2,270	12,396

Stephen Sherlin, Chief Compliance Officer
Class B units	—	—	408	5,868
Class C units	—	—	571	3,121

(1)	The Board of Representatives has determined a fair market value of $14.37 and $5.46 per unit for Class B and Class C units, respectively, as of December 31, 2007 considering, among other factors, the results of an independent valuation study.

2007 PENSION BENEFITS

The Company maintains a 401(k) plan and a non-qualified SERP as previously discussed in the Compensation Discussion and Analysis. The Company maintains no defined benefit plans.

NONQUALIFIED DEFERRED COMPENSATION

The following table reflects activity in the SERP plan for the Named Executive Officers during fiscal year 2007:

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
David P. Jones,	$15,577	—	$4,334	$24	$69,121
Chief Financial Officer

Robert C. Joyner,	3,115	—	1,206	7	17,955
Executive Vice President, General Counsel

Dr. Massingale, Mr. Roth and Mr. Sherlin did not elect to participate in the SERP plan in 2007 and, as a result, are not listed in the above table.

In addition to the amount a SERP participant elects to defer to his or her account, a participant’s SERP account is credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles. These hypothetical investment vehicles are generally available to Company employees participating in the 401(k) Plan.

(1)	The amounts represent deferrals to the SERP Plan. These amounts are also included in salary in the “Summary Compensation Table.”

COMPENSATION OF DIRECTORS

The following table summarizes all compensation for our non-employee directors for fiscal year 2007.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Earl P. Holland	$40,000	$3,664	—	—	—	—	$43,664
Glenn A. Davenport	40,000	3,664	—	—	—	—	43,664

(1)	The director compensation in the above table reflects an annual retainer paid to each independent, non-employee director of $40,000. The employee directors and Blackstone-affiliated directors receive no additional compensation for serving on the Board or its committees and, as a result, are not listed in the above table.
(2)	The amounts represent the compensation expense reported by the Company for fiscal year 2007 under FAS 123(R) associated with Class B and Class C units in Team Health Holdings LLC that were granted in 2006 under the Team Health Holdings 2005 Unit Plan. The compensation expense for the stock awards differs from the 2006 grant date fair values for these awards because the compensation expense for the stock awards is recognized over the requisite vesting period. See footnote 16 in the Team Finance financial statements to review assumptions made in the valuation of such grants under FAS 123(R).
(3)	Class B and Class C units that were granted to both Mr. Holland and Mr. Davenport during 2006 included 2,042 Class B units and 2,858 Class C units granted under the Team Health Holdings 2005 Unit Plan. The total grant date fair value of the Class B and Class C units that were awarded to each non-employee director was $18,322.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Team Health Holdings LLC, directly or indirectly, owns 100% of the equity securities of the Issuers. The following table sets forth information with respect to the ownership of voting membership interests of Team Health Holdings LLC for (i) each member known by us to own beneficially more than 5% of Team Health Holdings LLC’s voting interests, (ii) each of the named executive officers, (iii) each of our representatives and (iv) all of our representatives and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A units. Unless otherwise noted, the address of each beneficial owner is 1900 Winston Road, Suite 300, Knoxville, Tennessee 37919.

Name of beneficial owner	Amount of Class A Common Units(1)		Percent of Class A Common Units
Ensemble Parent LLC	5,613,194	(3)(5)	91.4%
c/o The Blackstone Group L.P. 345 Park Avenue New York, New York 10154
Lynn Massingale, M.D.	120,986	(2)	2.0%
Greg Roth	23,739		0.4%
Robert C. Joyner	11,438		0.2%
Stephen Sherlin	17,240		0.3%
David P. Jones	18,265		0.3%
Earl P. Holland	2,500		0.1%
Glenn A. Davenport	5,000		0.1%
Neil P. Simpkins	—	(3)(4)	—
Michael A. Dal Bello	—	(3)(4)	—
All representatives and executive officers as a group (9 persons)	199,168		3.2%

(1)	The Class A units are the only voting membership interests of Team Health Holdings LLC. Certain members of management own Class B units and Class C units, which are non-voting membership interests, issued by Team Health Holdings LLC. No other persons own Class B or Class C units.
(2)	Includes 54,243 directly held Class A units. Also includes 54,243 Class A units held by a family member and 12,500 in various trusts as to which Dr. Massingale disclaims beneficial ownership.
(3)	Messrs. Simpkins and Dal Bello are employees of the Sponsor, but do not have investment or voting control over the shares beneficially owned by the Sponsor.
(4)	Ensemble Parent, a limited liability company, directly holds 5,613,194 Class A units. All of the membership units of Ensemble Parent are held by Blackstone Capital Partners IV L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., and Blackstone Participation Partnership IV, L.P. (the “Blackstone Funds”). Mr. Simpkins is a member of Blackstone Management Associates IV L.L.C. (“BMA”) and Mr. Dal Bello is an employee of BMA. BMA is the general partner having voting and investment power over membership interests held or controlled by each of the Blackstone Funds. Each of the Blackstone Funds, BMA and Messrs. Simpkins and Dal Bello disclaim beneficial ownership of any Class A Common Units beneficially owned by Ensemble Parent.
(5)	Includes membership interests directly and indirectly owned by the Blackstone Funds for which BMA is the general partner with voting and investment power over the membership interests held or controlled by each of the Blackstone Funds. Mr. Simpkins is a member of the Board of Representatives of Team Health Holdings and Team Finance LLC, and a member of BMA and disclaims any beneficial ownership of membership interests beneficially owned by BMA.

Changes in control

To the Company’s knowledge, there are no arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Limited liability company agreement

Under the amended and restated limited liability company agreement of Team Health Holdings, the initial board of representatives consists of four members. The board is comprised of three representatives selected by Ensemble Parent, the holder of a majority of Class A Units, and one representative who is the Chief Executive Officer. Ensemble Parent, as the holder of a majority of the Class A Units, has the right to remove and replace at least a majority of the Representatives at any time and for any reason, and to fill any vacancies otherwise resulting in such Representative positions. The Representatives of Team Health Holdings are able to control actions to be taken by Team Health Holdings including amendments to their organizational documents and approval of significant corporate transactions, including mergers.

The limited liability company agreement also contains agreements among the parties with respect to certain restrictions on the units and registration rights (including customary indemnification provisions).

Amended and restated transaction and monitoring fee agreement

An affiliate of the Sponsor has entered into an amended and restated transaction and monitoring fee agreement with us relating to certain monitoring, advisory and consulting services that such entity will provide. In connection with such agreement, we paid a $10.0 million transaction and advisory fee to such entity upon the completion of the Transaction and approximately $38,000 in related out-of-pocket expenses. In addition, we will pay to such entity an aggregate monitoring fee of $3.5 million per year and we will reimburse the Sponsor and its affiliates for their out-of-pocket expenses in connection with their ongoing services. We paid a monitoring fee of $3.5 million for 2007. In the event or in anticipation of a change of control or initial public offering, the Sponsor may elect to have Team Health Holdings pay to the Sponsor lump sum cash payments equal to the present value (using a discount rate equal to the yield to maturity on the date of notice of such event of the class of outstanding U.S. government bonds having a final maturity closest to the tenth anniversary of such written notice) of all then-current and future fees payable to the Sponsor under the agreement (assuming that the agreement terminates on the tenth anniversary of the Transaction). In the event such lump sum is payable, the members of management who hold Class A common units will be entitled to share in such payment, ratably, in an amount equal to the product of their ownership percentage multiplied by the amount of the lump sum payment. We will indemnify the Sponsor and its affiliates, directors, officers and representatives for any and all losses relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of the affiliate of the Sponsor pursuant to, and the performance by it of the services contemplated by, the transaction and monitoring fee agreement.

Continuing arrangements

We lease office space for our corporate headquarters from Winston Road Properties, an entity that is owned 50% by Park Med Properties. Dr. Lynn Massingale owns 20% of Park Med Properties. We paid $0.7 million in 2007 to Winston Road Properties in connection with the lease agreement. In addition, Park Med Properties owns a building which houses a medical clinic that is operated by our consolidated affiliate. In 2007, the consolidated affiliate paid $0.1 million to Park Med Properties in connection with the lease agreement.

Compensation of representatives

None of our officers or those of Team Health Holdings receives any compensation for serving as a representative or as a member or chair of a committee of the Board of Representatives.

The Company has a written policy that covers potential conflicts of interest, such as related party transactions, which requires the reporting of such arrangements to the Company’s Chief Compliance Officer. In addition, the Company has a written code of ethics that is applicable to senior executives of the Company and is attached as Exhibit 14.1 to this Annual Report on Form 10-K. Ultimately, the Board of Representatives is responsible for the review, approval, and ratification of any transactions with related persons. Any transaction with a related person must be on the same terms and conditions as similar transactions in the market. On an annual basis, the Company requires all members of senior management as well as members of the Board of Representatives to report any transactions between the Company and the employee or other relationships of the employee.

Item 14.	Principal Accountant Fees and Services

Aggregate fees recognized by the Company during the fiscal years ending December 31, 2007 and 2006 by its principal accounting firm, Ernst & Young, LLP, are set forth below. The Audit Committee of Holding’s Board of Representatives reviews and approves all services provided to the Company by Ernst & Young, LLP prior to the commencement of such services and has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant’s independence.

	2007	2006
Audit Fees(1)	$454.563	$552,586
Tax Fees(2)	58,035	58,785
All other Fees(3)	1,500	1,638

Total aggregate fees billed	$514,098	$613,009

(1)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young, LLP for the audit of the Company’s annual financial statements and the review of financial statements included in Form 10-Q, Form 10-K and Form S-4. The fees are for services that are normally provided by Ernst & Young, LLP in connection with statutory or regulatory filings or engagements.
(2)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young, LLP for tax compliance, tax advice, and tax planning.
(3)	Includes the aggregate fees recognized in each of the last two fiscal years for products and services provided by Ernst & Young, LLP, other than those services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Consolidated Financial Statements of Team Finance LLC

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Equity (Deficit) and Comprehensive Earnings

    Consolidated Statements of Cash Flows

    Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts of Team Finance LLC

The following schedules are omitted as not applicable or not required under the rules of Regulation S-X: I, III, IV and V.

(b)	Exhibits

See Exhibit Index.

TEAM FINANCE LLC

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Representatives and Members of

Team Finance LLC

We have audited the accompanying consolidated balance sheets of Team Finance LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in equity (deficit) and comprehensive earnings (loss) and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Finance LLC at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all mutual respects the information set forth therein.

As discuss in Note 18 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

As discussed in Note 16 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-based Payment”, effective January 1, 2006.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 29, 2008

Team Finance LLC

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$30,290	$3,999
Accounts receivable, less allowance for uncollectibles of $165,226 and $168,416 in 2007 and 2006, respectively	222,603	207,031
Prepaid expenses and other current assets	13,242	11,463
Receivables under insured programs	34,118	36,287
Income tax receivable	—	1,403

Total current assets	300,253	260,183
Investments of insurance subsidiary	76,057	59,809
Property and equipment, net	25,276	21,847
Other intangibles, net	27,247	29,051
Goodwill	158,898	159,913
Deferred income taxes	60,104	77,272
Receivables under insured programs	23,896	23,213
Other	27,442	23,272

	$699,173	$654,560

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$12,177	$13,618
Accrued compensation and physician payable	101,421	86,410
Other accrued liabilities	83,854	76,855
Income tax payable	985	—
Current maturities of long-term debt	4,250	11,050
Deferred income taxes	27,635	22,673

Total current liabilities	230,322	210,606
Long-term debt, less current maturities	627,250	631,500
Other non-current liabilities	166,136	179,144
Accumulated other comprehensive earnings (loss)	434	(276)
Members’ deficit	(324,969)	(366,414)

	$699,173	$654,560

See accompanying notes to the consolidated financial statements.

Team Finance LLC

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net revenues	$2,106,152	$1,829,053	$1,600,336
Provision for uncollectibles	874,087	733,666	598,611

Net revenues less provision for uncollectibles	1,232,065	1,095,387	1,001,725
Cost of services rendered
Professional service expenses	950,872	831,826	750,632
Professional liability costs	21,057	37,642	40,383

Gross profit	260,136	225,919	210,710
General and administrative expenses	114,476	103,744	101,381
Management fee and other expenses	4,054	3,748	1,901
Depreciation and amortization	14,823	23,308	24,813
Interest expense, net	55,234	57,813	30,009
Loss on extinguishment of debt	—	—	25,340
Transaction costs	—	—	18,223

Earnings from continuing operations before income taxes	71,549	37,306	9,043
Provision for income taxes	27,703	13,792	8,190

Earnings from continuing operations	43,846	23,514	853
Earnings (loss) from discontinued operations, net of taxes	(576)	(7,049)	858

Net earnings	$43,270	$16,465	$1,711

See accompanying notes to the consolidated financial statements.

Team Finance LLC

Consolidated Statements of

Equity (Deficit) and Comprehensive Earnings (Loss)

(In thousands)

					Retained Deficit	Accumulated Other Comprehensive Earnings (Loss)	Members’ Equity (Deficit)	Total

	Common Shares		Treasury Shares
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	9,729	$97	(52)	$(787)	$(192,280)	$(218)	—	$(193,188)

Net earnings	—	—	—	—	—	—	1,711	1,711
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $65	—	—	—	—	—	(120)	—	(120)

Total comprehensive earnings	—	—	—	—	—	—	—	1,591

Stock option exercises	114	1	—	—	401	—	—	402
Treasury shares reissued	—	—	29	437	48	—	—	485
Treasury shares repurchased	—	—	(38)	(641)		—	—	(641)
Recapitalization	(9,843)	(98)	61	991	191,831	—	(384,894)	(192,170)

Balance at December 31, 2005	—	$—	—	$—	—	$(338)	$(383,183)	$(383,521)

Net earnings	—	—	—	—	—	—	16,465	16,465
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $33	—	—	—	—	—	62	—	62

Total comprehensive earnings	—	—	—	—	—	—	—	16,527

Equity based compensation	—	—	—	—	—	—	617	617
Redemption of equity units	—	—	—	—	—	—	(428)	(428)
Proceeds from sale of equity units	—	—	—	—	—	—	115	115

Balance at December 31, 2006	—	$—	—	$—	—	$(276)	$(366,414)	$(366,690)

Net earnings	—	—	—	—	—	—	43,270	43,270
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $382	—	—	—	—	—	710	—	710

Total comprehensive earnings	—	—	—	—	—	—	—	43,980

Adjustment to initially apply FIN No. 48	—	—	—	—	—	—	(1,428)	(1,428)
Equity based compensation	—	—	—	—	—	—	560	560
Redemption of equity units	—	—	—	—	—	—	(1,007)	(1,007)
Proceeds from sale of equity units	—	—	—	—	—	—	50	50

Balance at December 31, 2007	—	$—	—	$—	—	$434	$(324,969)	$(324,535)

See accompanying notes to the consolidated financial statements.

Team Finance LLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net earnings	$43,270	$16,465	$1,711
Adjustments to reconcile net earnings:
Depreciation and amortization	14,872	23,987	26,135
Amortization of deferred financing costs	2,138	2,426	830
Write-off of deferred financing costs	—	—	6,771
Transaction costs	—	—	18,223
Employee equity based compensation expense	560	617	3,937
Provision for uncollectibles	874,087	733,666	598,611
Impairment of intangibles	—	10,198	—
Deferred income taxes	22,788	4,518	(7,962)
Loss on sale of investment	—	—	201
Loss on disposal of equipment	553	128	1,554
Equity in joint venture (income) loss	51	(274)	36
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(889,659)	(760,290)	(618,163)
Prepaids and other assets	(7,761)	(8,530)	49
Income tax accounts	1,802	14,777	(9,932)
Accounts payable	(1,557)	(4,979)	7,029
Accrued compensation and physician payable	16,712	6,760	6,588
Other accrued liabilities	(194)	(1,743)	2,157
Professional liability reserves	(7,608)	11,827	19,068

Net cash provided by operating activities	70,054	49,553	56,843

Investing activities
Purchases of property and equipment	(12,680)	(11,271)	(10,917)
Sale of property and equipment	—	—	177
Cash paid for acquisitions, net	(3,545)	(20,898)	(7,168)
Net redemption of short-term investments	—	—	64,676
Net purchases of investments by insurance subsidiary	(15,156)	(18,262)	(17,401)
Other investing activities	125	322	(81)

Net cash (used in) provided by investing activities	(31,256)	(50,109)	29,286

Financing activities
Payments on notes payable	(4,250)	(4,250)	(428,125)
Proceeds from notes payable	—	—	640,000
Proceeds from revolving credit facility	83,000	265,400	26,100
Payments on revolving credit facility	(89,800)	(263,900)	(20,800)
Redemption of common equity in connection with recapitalization	—	—	(549,887)
Redemption of stock options	—	—	(48,668)
Equity investment	—	—	325,248
Transaction payments in connection with recapitalization	—	(56)	(17,922)
Payments of deferred financing costs	(500)	(825)	(18,720)
Proceeds from sales of common shares	—	—	402
Purchase of treasury shares	—	(2,570)	(1,529)
Proceeds from sale of common units	50	115	—
Redemptions of common units	(1,007)	(3)	—
Proceeds from sale of treasury shares	—	—	485

Net cash used in financing activities	(12,507)	(6,089)	(93,416)

Increase (decrease) in cash and cash equivalents	26,291	(6,645)	(7,287)
Cash and cash equivalents, beginning of year	3,999	10,644	17,931

Cash and cash equivalents, end of year	$30,290	$3,999	$10,644

Supplemental cash flow information:
Interest paid	$57,881	$57,997	$29,335
Taxes paid	$3,600	$5,766	$27,353

See accompanying notes to the consolidated financial statements.

Team Health Finance LLC

Notes to the Consolidated Financial Statements

December 31, 2007

1. The Reorganization Merger and the Recapitalization Merger

On November 23, 2005, affiliates of the Blackstone Group (“Blackstone”), a private equity firm, by way of merger with Team Health Holdings LLC (“Holdings”), acquired a 91.1% interest in Holdings (the “Recapitalization Merger”). Holdings became the parent corporation of Team Finance LLC (“Team Finance”). Also pursuant to the Merger Agreement, Team MergerSub Inc., a Tennessee Corporation and wholly-owned subsidiary of Team Finance merged with and into Team Health, Inc. (“TeamHealth”) (the “Reorganization Merger”). The Company, as used herein, refers to Team Finance and its consolidated subsidiaries. The remaining 8.9% ownership in Holdings was held by members of management of the Company at the time of the transactions.

The Recapitalization Merger was accounted for as a recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common shares of Team Health, Inc. that was not owned by Team Health Holdings prior to November 23, 2005 was recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in Team Health, Inc. was acquired by Team Health Holdings, resulting in Team Health Holdings owning 100% of the outstanding equity interests in Team Health, Inc. In 1999, our former controlling stockholders acquired their controlling interest in Team Health, Inc. in a transaction that was also accounted for as a recapitalization (the “1999 Recapitalization”). The Reorganization Merger also requires the “push down” of the accounting basis established in the 1999 Recapitalization. Accordingly, the historical information for Team Health, Inc. was restated for the effect of the Reorganization Merger for the purpose of presenting these consolidated financial statements of Team Finance.

The following capitalization and financing transactions occurred in connection with the merger:

•	$330.7 million cash equity investment in Holdings by Blackstone which was used to partially acquire certain of the ownership units held by the previous investors in Holdings;

•	$27.8 million rollover equity contribution in Holdings made by existing members of management and certain other investors and an additional $4.6 million of purchased equity;

•

the Company entered into a new credit agreement that provided for senior secured term loans totaling $425.0 million, all of which was borrowed at closing, and a new revolving loan facility of $125.0 million, of which $9.6 million was drawn at closing; and

•	issuance and sale of $215.0 million of 11.25% senior subordinated notes due 2013 (the “11.25% Notes”).

The proceeds from the financing transactions were used to:

•	complete the acquisition of the ownership units of Holdings held by the previous investors in Holdings not acquired using the cash equity contributions by Blackstone and others;

•	repay all indebtedness under Team Health, Inc.’s existing senior secured credit facilities;

•

repurchase Team Health, Inc.’s 9.0% senior subordinated notes due 2012 (the “9.0% Notes”) and pay related bond tender premium and consent fees, pursuant to a tender offer and consent solicitation by Team Health, Inc.; and

•	pay the cash related fees and expenses of the merger and the related financing transactions to the extent that such items exceeded the existing cash balances of Team Health, Inc.

The Company also incurred costs of $18.2 million directly related to the merger. Such costs are reflected as transaction costs in the accompanying consolidated statement of operations for the period ended December 31, 2005. Such transaction costs consisted of the following (in thousands):

Transaction Costs
Transaction and advisory fees	$9,386
Legal and accounting fees	4,049
Financing fees	1,988
Other	2,800

$18,223

2. Basis of Presentation and Organization

The Company is the largest provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 550 hospital clients and their affiliated clinics and surgical centers in 45 states with a team of approximately 6,100 healthcare professionals including physicians, mid-level practitioners and nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 72% of our net revenues less provision for uncollectibles in 2007. We also provide comprehensive programs for inpatient care (hospitalist), radiology, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.

References and information noted as being those of the “Company”, “we” or “our” in the accompanying footnotes relate to both TeamHealth and Team Finance.

3. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany and inter-affiliate accounts and transactions have been eliminated.

The Company consolidates its subsidiaries in accordance with the nominee shareholder model of Emerging Issues Task Force (EITF) No. 97-2 “Application of FASB No. 94 and APB Opinion No. 16 to Physician Practice Entities and Certain Other Entities with Contractual Management Arrangements”. The Company’s arrangements with associated professional corporations (“PC”) are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PC at any time to any person it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer of ownership. The Company provides staffing services to its client hospitals through management services agreements between subsidiaries of the Company and the PCs.

Cash and Cash Equivalents

Cash consists primarily of funds on deposit in commercial banks. Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

Marketable Securities

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2007 and 2006, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are recognized in earnings.

Accounts Receivable

Accounts receivable are primarily due from hospitals and clinics, third-party payers, such as insurance companies, government-sponsored healthcare programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable are stated net of reserves for amounts estimated by management to not be collectible. Concentration of credit risk relating to accounts receivable is somewhat limited by the diversity and number of hospitals, patients, payers and by the geographic dispersion of the Company’s operations. In addition, a portion of the Company’s military staffing business is conducted on a sub-contract basis with a third-party direct contractor to the military. The amount owed by such direct contractor represents approximately 5.5% of the Company’s consolidated accounts receivable as of December 31, 2007.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, which generally range from 3 to 10 years for furniture and equipment, from 3 to 5 years for software and from 10 to 40 years for buildings and leasehold improvements. Property under capital lease is amortized using the straight-line method over the life of the respective lease and such amortization is included in depreciation expense.

Intangible Assets

The Company’s intangible assets include goodwill and other intangibles that consist primarily of the fair value of service contracts acquired. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives.

Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. The fair value of the reporting unit is initially determined and compared to its carrying value. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the goodwill of the reporting unit is then determined. If it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded equal to such difference.

The carrying value of other intangibles is evaluated when indicators are present to determine whether such intangibles may be impaired with respect to their recorded values. If this review indicates that certain intangibles will not be recoverable, as determined based on the undiscounted cash flows derived from the assets acquired over the remaining estimated asset life, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows.

Deferred Financing Costs

Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the interest method, consist of the following as of December 31 (in thousands):

	2007	2006
Deferred financing costs	$19,696	$19,195
Less accumulated amortization	(4,814)	(2,676)

	$14,882	$16,519

Risk Management

Although the Company does not principally engage in the practice of medicine or provide medical services, it does require the physicians with whom it contracts to obtain professional liability insurance coverage and makes this insurance available to these physicians. The Company typically provides claims-made coverage on a per incident and annual aggregate limit per physician to affiliated physicians and other healthcare practitioners. In addition, the Company has claims-made coverage on a per incident and annual aggregate limit for all corporate entities.

Effective March 12, 2003, the Company began providing for its professional liability losses principally under a program of self-insurance, including the use of a wholly owned captive insurance company. The Company’s estimated losses under the self-insurance program are determined using periodic actuarial estimates of losses and related expenses, adjusted on an interim basis for actual provider hours worked and loss development trends. Any differences between amounts previously recorded and the results of updated actuarial studies of prior periods are recorded in the period when such differences are known.

Professional liability insurance expense consists of premium costs, an accrual to establish reserves for future payments under the self-insured retention component, an accrual to establish a reserve for future claims incurred but not reported, and other administrative costs of operating the insurance program.

Derivatives

The Company at times may utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of these instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. During 2005, the fair value of the Company’s interest rate swap, net of tax, increased approximately $0.4 million. The Company terminated its interest rate swap agreement in 2005 resulting in a $0.6 million gain that was reported in earnings in the accompanying consolidated statement of operations. There were no outstanding agreements during 2007 or 2006. Effective February 5, 2008, the Company entered into an interest rate swap agreement. The objective of the agreement is to eliminate the variability of the cash flows in the interest payments for $100.0 million of the variable-rate term loan. The Company has determined that the interest rate swap is highly effective and qualifies for hedge accounting. To the extent the swap is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the swap is deferred in other comprehensive earnings. Any portion considered to be ineffective will be reported in earnings immediately.

Revenue Recognition

Net revenues consist of fee-for-service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

Net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue is recognized for each. A significant portion (80% of the Company’s net revenue in 2007) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s staff. Additionally, contract revenue also includes supplemental revenue from hospitals where the Company may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore, contractually obligated as payable by the customer under the terms of the respective agreement.

Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, the Company derives a small percentage of revenue from providing administrative and billing services that are contingent upon the collection of third-party physician billings, either by us on their behalf or other third-party billing companies. Such revenues are not considered earned and therefore, not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Net revenues are reduced for management’s estimates of amounts that will not be collected. The resulting net revenue less provision for uncollectibles reflects net cash collections for services rendered in the period, plus management’s estimate of the remaining collections to be realized for services rendered in the period. Such estimates of amounts to be collected are subject to adjustment as actual experience is realized. If subsequent collections experience indicates that an adjustment to previously recorded collection estimates is necessary, such change of estimate adjustment is recorded in the current period in which such assessment is made.

Management in estimating the amounts to be collected resulting from its over seven million annual fee-for-service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. The complexity of the estimation process associated with the Company’s fee-for-service volumes and diverse payer mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent adjustments to previously reported revenues.

The Company derives a significant portion of its net revenues less provision for uncollectibles from government sponsored healthcare programs. Net revenue less provision for uncollectibles derived from the Medicare and Medicaid programs was approximately 24% of total net revenue less provision for uncollectibles in years 2007, 2006 and 2005. In addition, net revenues less provision for uncollectibles derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program, was approximately 12% in 2007, 14% in 2006 and 15% in 2005.

Segment Reporting

The Company provides its services through five operating segments which are aggregated into two reportable segments, Healthcare Services and Management Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics, and occupation health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Management Services segment, which consists of medical group management services and external billing and collection services, provides a range of management and billing services on a fee basis. These services include strategic management, management information systems, third-party payer contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services.

Implementation of New Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the year ending December 31, 2009 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the Financial Accounting Standards Board released FASB 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

In February 2007, the Financial Accounting Standards Board released FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.

In September 2006, the Financial Accounting Standards Board released FASB 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. FASB 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurement. FASB 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. Discontinued Operations

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

The financial results of THAMS included in discontinued operations as of December 31, are as follows (in thousands):

	2007	2006	2005
Net revenue	$2,368	$11,124	$13,022
Total cost of services	399	2,687	2,544

Gross Profit	1,969	8,437	10,478
Earnings (loss) before income taxes	(939)	(9,524)	1,313
Provision for (benefit from) income taxes	(363)	(2,475)	455

Earnings (loss) from discontinued operations	$(576)	$(7,049)	$858

The loss from discontinued operations in the year ended December 31, 2007 includes approximately $1.0 million of severance and other exit costs related to the disposal of this business unit.

The loss from discontinued operations in the year ended December 31, 2006 consists of an impairment loss of $10.2 million ($7.7 million, net of $2.5 million tax benefit). In April 2006, THAMS received notification from its largest anesthesia practice client of its intent to terminate its contract in accordance with the terms of the agreement. Management concluded that THAMS’ existing revenues and operating income would be materially adversely affected as a result of this contract termination. The above noted facts and circumstances were concluded by management to require a test for recoverability of the existing contract intangibles under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and a “triggering event” under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Consequently the Company recorded a charge of $2.0 million in the results of operations in the first quarter of 2006. The charge reduced the book value of the contract intangibles within the management services reporting segment to its fair value estimated to be $0.7 million, as determined by using a discounted cash flow model. In conjunction with management’s decision to exit this business line, the Company recorded an additional impairment loss of $0.7 million in the fourth quarter of 2006 in order to reduce the carrying value of the remaining intangible assets of THAMS.

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

For the years ended December 31, 2007, 2006 and 2005 THAMS had an operating use of cash of $1.6 million, $0.9 million and $0.2 million, respectively.

5. Asset Disposals

During 2005, a decision was reached to offer for sale the Company’s two leased imaging centers and to end the provision of physician staffing and related billing services at five hospital radiology staffing contracts that had failed to meet targeted levels of profitability. Effective September 16, 2005, the Company sold the equipment and related operations of its two imaging centers for cash of $0.9 million resulting in a loss of $1.3 million.

The sale of the imaging center operations and termination of services under certain radiology staffing contracts resulted in the incurrence and payment of severance and other related employee costs to affected employees of $1.1 million in 2005. In addition, the Company recorded a loss of $0.6 million in 2005 associated with leased facilities no longer required resulting from the reductions in radiology services. The aforementioned losses are included in the operating costs of the Company in the accompanying statement of operations for 2005. Net revenues less provision for uncollectibles related to radiology operations sold or contracts terminated were approximately $13.4 million in 2005. The operating losses related to such operations are not directly identifiable as the result of back office billing and support costs not being totally allocated to such operations on an historical basis.

6. Acquisitions

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

During 2007, 2006 and 2005 the Company made payments of approximately $1.1 million, $0.1 million and $5.8 million, respectfully, with respect to contingent payments established as a result of certain previous acquisitions. The $1.1 million payment made in 2007 had previously been recorded as a liability. The 2006 and 2005 amounts represent payments of additional purchase price for such acquisitions and have been recorded as goodwill.

During 2005 the Company made payments of approximately $1.3 million associated with the deferred purchase price of a 2002 acquisition. These payments were recorded as a liability at the time of the acquisition.

7. Other Intangible Assets

The following is a summary of other intangible assets and related amortization as of December 31, 2007 and 2006 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2007:
Contracts	$40,020	$12,864
Other	448	357

Total	$40,468	$13,221

As of December 31, 2006:
Contracts	$37,323	$8,409
Other	448	311

Total	$37,771	$8,720

Total amortization expense for other intangibles was $6.1 million, $15.9 million and $17.7 million for the years 2007, 2006 and 2005, respectively.

The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2008	$6,196
2009	6,003
2010	5,572
2011	3,853
2012	3,421

Contract intangibles are amortized over their estimated life which is approximately four to seven years.

8. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2007	2006
Land	$370	$370
Buildings and leasehold improvements	10,652	7,410
Furniture and equipment	29,427	22,666
Software	9,502	8,344

	49,951	38,790
Less accumulated depreciation	(24,675)	(16,943)

	$25,276	$21,847

Depreciation expense was $8.8 million in 2007, $7.4 million in 2006 and $7.1 million in 2005.

9. Receivables Under Insured Programs

Receivables under insured programs represent the portion of the Company’s reserves for professional liability losses estimated to be reimbursable under commercial insurance company policies. The entities providing professional liability coverage to the Company are creditworthy commercial insurance companies and the Company believes these companies will be able to fully satisfy their obligations under the insurance contracts.

10. Other Assets

Other assets consist of the following as of December 31 (in thousands):

	2007	2006
Deferred financing costs	$14,882	$16,519
Other	12,560	6,753

	$27,442	$23,272

11. Investments

Long term investments represent securities held by the captive insurance subsidiary and consist primarily of money market funds, treasury and agency notes, and certificates of deposits. At December 31, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	2007		2006
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in less than one year	$36,838	$36,838	$18,966	$18,976
Due after one year through five years	38,555	39,219	41,270	40,833

	$75,393	$76,057	$60,236	$59,809

As of December 31, 2007, there were $0.7 million (net of tax of $0.4 million) of unrealized gains and no unrealized losses on investments. There were no realized gains or losses on investments during 2007. As of December 31, 2006, there were no gross unrealized gains and $0.4 million of unrealized losses on investments. There were no realized gains or losses on investments during 2006.

12. Other Accrued Liabilities

The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2007	2006
Professional liability loss reserves	$67,666	$59,486
Other	16,188	17,369

	$83,854	$76,855

13. Long-Term Debt

Long-term debt consists of the following as of December 31 (in thousands):

	2007	2006
Term Loan Facilities	$416,500	$420,750
11.25% Senior Subordinated Notes	215,000	215,000
Revolving line of credit	—	6,800

	631,500	642,550
Less current portion	(4,250)	(11,050)

	$627,250	$631,500

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

The interest rate for any revolving credit facility borrowings is based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of December 31, 2007, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.25% or the agent bank’s base rate plus 1.25%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at December 31, 2007.

The interest rate at December 31, 2007 was 7.35% for amounts outstanding under the term loan facility. Effective April 5, 2007, the Company amended its senior credit agreement. The amendment reduced the interest rate on any term loans outstanding equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. Previously, the interest rate on term loan borrowings was equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.50%. The Company is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. In addition, prior to April 5, 2008, in the event of a prepayment of the outstanding term loans associated with a refinancing whose primary purpose is a reduction in the term loan interest rate, the Company will pay a fee equal to 1.0% of the prepayment amount. Other significant terms and conditions of the credit agreement, including the maturity date of November 23, 2012, did not change under the amendment.

There were no borrowings outstanding at December 31, 2007 and $6.8 million outstanding at December 31, 2006 under the $125.0 million revolving credit facility. The Company had $7.2 million and $7.8 million of standby letters of credit outstanding against the revolving credit facility commitment as of December 31, 2007 and 2006, respectively.

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

In connection with the Transaction, the Company completed a tender offer for its then outstanding 9% Senior Subordinated Notes in the amount of $145.7 million, plus a call premium and consent fees totaling $18.0 million. Additionally, the Company incurred costs of approximately $5.9 million, relating to the write-off of capitalized financing costs on its previously outstanding long-term debt and the 9% Senior Subordinated Notes.

Also in 2005, prior to the Recapitalization Merger, the Company recorded $0.7 million of bond premium costs and $0.7 million relating to the write-off of capitalized financing costs associated with the redemption of a portion of the 9% senior subordinated notes.

Aggregate annual maturities of long-term debt as of December 31, 2007 are as follows (in thousands):

2008	$4,250
2009	4,250
2010	4,250
2011	4,250
2012	399,500
Thereafter	215,000

14. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2007	2006
Professional liability loss reserves	$153,252	$170,526
Other	12,884	8,618

	$166,136	$179,144

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2007	2006
Estimated losses under self-insured programs	$162,904	$170,512
Estimated losses under commercial insurance programs	58,014	59,500

	220,918	230,012
Less—estimated amount payable within one year	67,666	59,486

	$153,252	$170,526

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with the commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of December 31, 2007, the insured loss limit under the policy was $149.4 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The amounts at December 31, 2007 and 2006 reflected above as estimated losses under commercial insurance programs are expected to be paid by the underlying commercial insurance carriers to which applicable insurance premiums have previously been paid. Such amounts are, accordingly, offset by identical insurance receivable amounts in the accompanying balance sheets of the Company.

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

Included in the consolidated statements of operations for the year ended December 31, 2007 and 2006 are reductions of professional liability reserves related to prior years of $32.1 million and $12.1 million, respectively, resulting from the Company’s receipt of revised actuarial loss estimates for these periods during the first and third quarters of each year.

15. Members’ Equity

Holdings, the parent of the Company, has the authority to issue 10,000,000 Class A Common Units, 400,000 Class B Common Units and 600,000 Class C Common Units.

Common Shares of Team Health, Inc. and Class A Membership Units of Holdings

Prior to the merger, Team Health, Inc. had authorized 12,000,000 shares of common shares, of which 9,783,235 shares were outstanding. Prior to the merger, Team Health, Inc. redeemed 842,994 shares of its outstanding common shares from its existing shareholders. The remaining shares of Team Health, Inc. prior to the merger were held by Holdings. A portion of the proceeds of the merger were used to pay the holders of outstanding options under the 1999 Stock Option Plan for the excess of the merger consideration over the exercise prices of such options. In connection with the merger, Blackstone and members of management acquired $363.0 million of Class A Membership Units of Holdings.

During 2007 and 2006 the Company received proceeds of $0.1 million related to the issuance of Class A Common Units. The Company also purchased $1.0 million and $0.4 million of Class A Common Units from members of management in 2007 and 2006, respectively.

Equity Incentive Membership Units of Holdings

Team Health Holdings adopted the 2005 unit plan on November 23, 2005 in connection with, and automatically upon the consummation of, the transactions contemplated by the Reorganization Merger. The plan provides for grants, sales or other issuances of Class A Common Units, Class B Common Units and Class C Common Units. The Company and Team Health Holdings’ representatives, officers and other employees and persons who engage in services for the Company and its affiliates are eligible for awards under the plan. The purpose of the plan is to provide these individuals with incentives to maximize shareholder value and otherwise contribute to the Company’s success and to enable it to attract, retain and reward the best available persons for positions of responsibility.

A total of 600,000 Class A Common Units have been authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in our corporate structure or the outstanding Units. In addition, 400,000 Class B Common Units and 600,000 Class C Common Units have also been authorized for issuance under the plan. Team Health Holdings’ compensation committee administers the plan. Team Health Holdings’ board also has the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, will be set forth consistent with the plan in a written agreement with the grantee.

Common units. Under the plan, the compensation committee may award or sell Class A Common Units, Class B Common Units and Class C Common Units which may be subject to such conditions (including vesting, performance conditions or otherwise), if any, as determined in the discretion of the compensation committee.

Amendment and termination of the plan. The board of representatives of Team Health Holdings may amend or terminate the plan in its discretion, except that no amendment will become effective without prior approval of our shareholders if such approval is necessary to satisfy any applicable tax or regulatory requirement. If not previously terminated by the board, the plan will terminate on the tenth anniversary of its adoption.

Compensation of representatives

None of our officers or those of Team Health Holdings receive any compensation for serving as a representative or as a member or chair of a committee of the board of representatives.

Other equity transactions

During 2005, the Company sold 114,951 shares of its common shares to members of management for net proceeds of $0.4 million.

Prior to the merger transaction in 2005, the Company recorded the cost of acquiring 38,014 of its common shares and common units of Holdings from members of management at a total cost of $0.6 million in 2005. The consideration for the shares acquired in 2005 consisted of cash. Additionally, the Company paid $0.9 million in 2005 and $2.2 million in 2006 related to the cost of acquiring its common shares in 2004.

In 2004, the Board of Directors authorized a compensatory payment to holders of stock options in lieu of a cash dividend of which $0.3 million was expensed in 2005. In connection with the accelerated vesting of options associated with the Recapitalization Merger, an additional compensatory payment of $0.3 million was paid and expensed in 2005.

16. Share-based Compensation

During 2005, new awards granted to employees were accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded prior to 2003. Accordingly, the expense related to stock-based employee compensation included in the determination of net earnings for the period ended November 23, 2005, is less than that which would have been recognized if the fair value method had been applied to all awards since adoption of the 1999 Stock Option Plan. Such amounts were not significant.

In connection with the Recapitalization Merger that occurred on November 23, 2005, the Company incurred $3.4 million in stock compensation expense related to the accelerated vesting of outstanding stock options in Team Health, Inc. Also, in connection with the Recapitalization Merger, the Company’s 1999 Stock Option Plan (“Plan”) was terminated. All outstanding stock options that were vested under the Plan, including a portion of outstanding stock options for which vesting was accelerated, were effectively settled on the date of the merger.

Stock option activity under the 1999 Stock Option Plan during 2005 was as follows (options in thousands):

	Number of Options	Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2004	827	1.50-15.18	6.85
Granted	682	16.85	16.85
Exercised	(1,120)	1.50-16.85	9.28
Cancelled	(389)	1.50-16.85	16.20

Outstanding at December 31, 2005	—	—	—

The following table represents the weighted average fair value of options granted during 2005:

Weighted Average Fair Value
2005	$5.55

The fair value of stock options was estimated at the date of grant using the minimal value option pricing model with the following assumptions: expected dividend yield of 0%; risk-free interest rate of 4.0%; and an expected life of ten years.

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment—Revised 2000. In January 2006, Holdings adopted the 2005 Unit Plan. A total of 600,000 Class A Common Units, 400,000 Class B Common Units, and 600,000 Class C Common Units are authorized for issuance to executives and other key employees under the 2005 Unit Plan. No Class A Common Units have been issued under the 2005 Unit Plan. Restricted Class B and Class C Common Unit activity under the 2005 Unit Plan during 2006 and 2007 was as follows (units in thousands):

	Class B Units	Class C Units
Outstanding at December 31, 2005	—	—
Granted	318	445
Cancelled	(5)	(8)

Outstanding at December 31, 2006	313	437
Granted	4	6
Cancelled	(11)	(15)

Outstanding at December 31, 2007	306	428

Vested units at December 31, 2007	130	181
Vested units at December 31, 2006	68	95

The outstanding units vest ratably over five years from the date of grant and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value estimated by an independent valuation company that utilized the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 4.7% and 4.3% in 2007 and 2006, respectively; implied volatility of 45.0% and 41.2% in 2007 and 2006, respectively; and an expected life of the units of three years in 2007 and four years in 2006. The average grant date fair value for Class B Units granted in 2007 and 2006 was $12.27 and $5.60, respectively. The average grant date fair value for

Class C Units granted in 2007 and 2006 was $4.44 and $2.41, respectively. The Company recognized $0.6 million of employee equity based compensation expense in 2007 and 2006. As of December 31, 2007 and 2006, there was $1.6 million and $2.2 million, respectively of unrecognized compensation expense related to unvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

Also, in connection with the issuance of the restricted units, the Company recognized a tax benefit of approximately $1.0 million in 2006.

17. Net Revenues

Net revenues in the following periods consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Fee for service revenue	$1,679,104	$1,426,749	$1,239,037
Contract revenue	403,086	378,658	342,911
Other revenue	23,962	23,646	18,388

	$2,106,152	$1,829,053	$1,600,336

18. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$4,630	$1,238	$10,307
State	2,644	986	2,249

	7,274	2,224	12,556
Deferred:
Federal	20,205	10,966	(4,244)
State	224	602	(122)

	20,429	11,568	(4,366)

	$27,703	$13,792	$8,190

The reconciliation of the provision for (benefit from) income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	2.7	4.2	18.7
Change in valuation allowance	2.4	—	(5.3)
Costs not deductible for tax purposes	—	—	1.2
Adjustments to state net operating losses	(1.1)	—	—
Resolution of tax issue	(0.5)	(2.8)	(4.4)
Permanent items and other	0.2	0.6	—
Nondeductible merger related costs	—	—	45.4

	38.7%	37.0%	90.6%

The effective income tax rates for 2007, 2006 and 2005 vary from the federal statutory tax rate due to state income taxes and the state tax benefit of net operating losses, in addition to the non-deductibility for tax purposes of merger related costs and goodwill impairment charges in 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 2007, management adjusted deferred tax assets specifically related to amortization of intangibles for amounts associated with the 1999 Recapitalization. As a result, the Company adjusted the accompanying December 31, 2006 balance sheet to correct the goodwill and deferred tax asset balances. The following is a summary of the line items impacted by the adjustment of the December 2006 consolidated balance sheet (in thousands):

	Year Ended December 31, 2006
	As Previously Reported	Adjustments	As Currently Reported
Net long term deferred income tax asset	$86,726	$(9,454)	$77,272
Goodwill	150,459	9,454	159,913

The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2007	2006
Current deferred income tax assets:
Accounts receivable	$14,376	$18,140
Accrued compensation and other	3,186	3,006
Professional liability reserves	3,409	5,212

Total current deferred income tax assets	20,971	26,358

Current deferred income tax liabilities:
Affiliate deferred revenue	(48,606)	(49,031)

Total current deferred income tax liabilities	(48,606)	(49,031)

Net current deferred income tax liabilities	$(27,635)	$(22,673)

Long term deferred income tax assets:
Accrued compensation and other	$282	$448
Amortization and depreciation	13,634	17,417
Professional liability reserves	41,673	53,897
Net operating losses	8,627	7,903

Total long term deferred income tax assets	64,216	79,665

Valuation allowance	(4,112)	(2,393)

Net long-term deferred income tax assets	$60,104	$77,272

Total deferred income tax assets	$85,187	$106,023
Total deferred income tax liabilities	(48,606)	(49,031)
Valuation allowance	(4,112)	(2,393)

Net deferred income tax assets	$32,469	$54,599

The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, they believe that it is more likely than not that some or not all of the deferred tax assets will be realized. As of December 31, 2007 and 2006, the Company had a valuation allowance of $4.1 million and $2.4 million, respectively. The net increase in the valuation allowance was due to an increase in state net operating losses incurred by subsidiaries that continue to report tax losses.

The Company, as of December 31, 2007, had net operating loss carryforwards in various states that expire at various times depending on year generated and jurisdiction, the earliest expiration year being 2014.

The Company files income tax returns in the U.S. and in various states for its subsidiaries. The Company generally remains subject to examination of its U.S. federal income tax returns for 2004 and later years. In addition, the Company generally remains subject to examination of its various state returns for a period of three or four years from the date the returns were filed.

The Company adopted the provisions of FASB Interpretations (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. Because of the implementation of FIN 48, the Company recognized a $1.4 million charge to members’ equity and an increase in the liability for unrecognized tax benefits of approximately $0.4 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2007	$1,631
Additions based on tax positions related to the current year	1,088
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements with taxing authorities	—
Lapse of statutes of limitations	(107)

Balance at December 31, 2007	$2,612

The Company files tax returns in the U.S. and numerous state jurisdictions. A number of years may pass before an uncertain tax position, for which we have unrecognized benefits, is audited and resolved. It is difficult to predict the outcome for resolution; however, management believes that the unrecognized tax benefits recorded reflect the most likely outcome.

The total unrecognized tax benefits that, if recognized, would affect the effective rate is the entire balance of $2.3 million as it relates to uncertainties that are permanent deductions. It is reasonably possible that the amount of unrecognized tax benefits will decrease in 2008 as the result of a state audit, but the amount is not expected to be material.

The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the year ended December 31, 2007, the Company reported $0.2 million in interest expense related to the uncertain tax positions and no penalties.

19. Employee Savings Plans

The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company’s contributions to the plans were approximately $2.9 million in 2007, $3.1 million in 2006 and $2.9 million in 2005.

The Company maintains a retirement savings plan for its employees. The plan is a defined benefit contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2007, 2006 and 2005 reflect the maximum discretionary provisions provided for under the plan.

The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2007 and 2006 was approximately $11.5 million and $9.7 million, respectively.

20. Commitments and Contingencies

Leases

The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these non cancellable operating leases at December 31, 2007 are as follows (in thousands):

2008	$7,884
2009	7,259
2010	6,190
2011	4,381
2012	3,472
Thereafter	3,560

Operating lease costs were approximately $10.6 million, $8.4 million and $8.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Contingent Acquisition Payments

As of December 31, 2007, the Company may have to pay up to $11.8 million in future contingent payments as additional consideration for acquisitions made prior to December 31, 2007. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

21. Related Party Transactions

The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of the merger or purchase transactions. Total related party lease costs were approximately $1.0 million in 2007, 2006 and 2005.

The Company had a management services agreement with three pre-merger equity sponsors to provide certain management services. Management services paid under this arrangement were $0.4 for the period January 1—November 23, 2005.

Effective with the merger on November 23, 2005, the Company is obligated under the terms of a 10-year agreement with Blackstone to pay an annual monitoring fee in the amount of $3.5 million. Furthermore, in the event of a change of control of the Company, as defined in the agreement, the Company is obligated to pay Blackstone on a discounted basis any remaining portion of the monitoring fee under the 10-year commitment that has not previously been paid prior to the date of the change of control event. In such event, an additional payment to management equity holders is payable by the Company on a pro rata basis equal to the amount of such discounted payment to Blackstone. Management services paid under this arrangement were $3.5 million in 2007 and 2006 and $0.4 million in 2005.

22. Segment Reporting

The Company has two reportable segments: Healthcare Services and Management Services. Healthcare Services provides professional healthcare staffing in various healthcare provider settings, such as hospitals, clinics and military treatment facilities. Management Services consists of external billing and collection services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net revenue, where intercompany charges have been eliminated. Certain expenses are not allocated to the segments. These unallocated expenses are corporate expenses, net interest expense, depreciation and amortization, refinancing costs and income taxes. The Company evaluates segment performance based on profit and loss before the aforementioned expenses. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short term investments, computer related fixed assets and intercompany receivables and loans (which are eliminated in consolidation).

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2007	2006	2005
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$1,220,173	$1,083,904	$992,190
Management Services	11,892	11,483	9,535

	$1,232,065	$1,095,387	$1,001,725

Operating Earnings:
Healthcare Services	$173,851	$135,976	$134,015
Management Services	1,916	3,182	4,503
General Corporate	(48,984)	(44,039)	(55,903)

	$126,783	$95,119	$82,615

Capital Expenditures:
Healthcare Services	$3,798	$2,920	$2,360
Management Services	2,786	758	965
General Corporate	6,096	7,593	7,592

	$12,680	$11,271	$10,917

Total Assets:
Healthcare Services	$625,261	$503,604	$440,010
Management Services	11,277	11,705	19,356
General Corporate	62,635	139,251	187,135

	$699,173	$654,560	$646,501

23. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of the Company’s financial instruments:

Cash and cash equivalents:	The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

Accounts receivable:	The carrying amount reported in the balance sheets for accounts receivable approximates its fair value.

Investments:	The fair market value of investments was determined based upon quoted market rates, where available, or discounted cash flows if no market value was available.

Long-term debt:	Fair values for debt were determined based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of the Company’s total debt, which has a carrying value of $631.5 million, is approximately $644.4 million.

24. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the 11.25% Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain eliminations and the consolidated Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, follows:

Consolidated Balance Sheet

	As of December 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$30,290	$—	$—	$30,290
Accounts receivable, net	222,603	—	—	222,603
Prepaid expenses and other current assets	12,248	21,148	(20,154)	13,242
Receivables under insured programs	34,118	—	—	34,118

Total current assets	299,259	21,148	(20,154)	300,253
Investments of insurance subsidiary	—	76,057	—	76,057
Property and equipment, net	25,276	—	—	25,276
Other intangibles, net	27,247	—	—	27,247
Goodwill	158,898	—	—	158,898
Deferred income taxes	56,212	—	3,892	60,104
Receivables under insured programs	23,896	—	—	23,896
Investment in subsidiary	13,952	—	(13,952)	—
Other	27,316	126	—	27,442

	$632,056	$97,331	$(30,214)	$699,173

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$12,103	$74	$—	$12,177
Accrued compensation and physician payable	101,421	—	—	101,421
Other accrued liabilities	50,272	49,844	(16,262)	83,854
Income taxes payable	661	324	—	985
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	27,402	233	—	27,635

Total current liabilities	196,109	50,475	(16,262)	230,322
Long-term debt, less current maturities	627,250	—	—	627,250
Other non-current liabilities	133,232	32,904	—	166,136
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,788	(8,788)	—
Accumulated other comprehensive earnings	—	434	—	434
Members’ deficit	(324,535)	—	(434)	(324,969)

	$632,056	$97,331	$(30,214)	$699,173

Consolidated Statement of Operations

	Year ended December 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,106,152	$39,559	$(39,559)	$2,106,152
Provision for uncollectibles	874,087	—	—	874,087

Net revenue less provision for uncollectibles	1,232,065	39,559	(39,559)	1,232,065
Cost of services rendered
Professional expenses	993,110	18,378	(39,559)	971,929

Gross profit	238,955	21,181	—	260,136
General and administrative expenses	114,230	246	—	114,476
Management fee and other expenses	4,054	—	—	4,054
Depreciation and amortization	14,823	—	—	14,823
Net interest expense (income)	58,101	(2,867)	—	55,234

Earnings from continuing operations before income taxes	47,747	23,802	—	71,549
Provision for income taxes	19,372	8,331	—	27,703

Earnings from continuing operations	28,375	15,471	—	43,846

Loss from discontinued operations, net of taxes	(576)	—	—	(576)

Net earnings	$27,799	$15,471	$—	43,270

Consolidated Statement of Cash Flows

	Year ended December 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$27,799	$15,471	$—	$43,270
Adjustments to reconcile net earnings:
Depreciation and amortization	14,872	—	—	14,872
Amortization of deferred financing costs	2,138	—	—	2,138
Employee equity based compensation expense	560	—	—	560
Impairment of intangibles	—	—	—	—
Provision for uncollectibles	874,087	—	—	874,087
Deferred income taxes	21,439	1,349	—	22,788
Loss on disposal of equipment	553	—	—	553
Equity in joint venture loss	51	—	—	51
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(889,659)	—	—	(889,659)
Prepaids and other assets	(8,146)	385	—	(7,761)
Income tax receivables	1,528	274	—	1,802
Accounts payable	(1,597)	40	—	(1,557)
Accrued compensation and physician payable	16,712	—	—	16,712
Other accrued liabilities	299	(493)	—	(194)
Professional liability reserves	(20,738)	13,130	—	(7,608)

Net cash provided by operating activities	39,898	30,156	—	70,054

Investing activities
Purchases of property and equipment	(12,680)	—	—	(12,680)
Cash paid for acquisition, net	(3,545)	—	—	(3,545)
Net purchases of investments by insurance subsidiary	—	(15,156)	—	(15,156)
Other investing activities	125	—	—	125

Net cash used in investing activities	(16,100)	(15,156)	—	(31,256)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from revolving credit facility	83,000	—	—	83,000
Payment on revolving credit facility	(89,800)	—	—	(89,800)
Payment of deferred financing costs	(500)	—	—	(500)
Redemption of common units	(1,007)	—	—	(1,007)
Proceeds from sale of common units	50	—	—	50
Net transfers from parent and parent’s subsidiaries	15,000	(15,000)	—	—

Net cash provided by (used in) financing activities	2,493	(15,000)	—	(12,507)

Net increase in cash and cash equivalents	26,291	—	—	26,291
Cash and cash equivalents, beginning of year	3,999	—	—	3,999

Cash and cash equivalents, end of year	$30,290	$—	$—	$30,290

Consolidated Balance Sheet

	As of December 31, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$3,999	$—	$—	$3,999
Accounts receivable, net	207,031	—	—	207,031
Prepaid expenses and other current assets	10,690	22,776	(22,003)	11,463
Receivables under insured programs	36,287	—	—	36,287
Income tax receivable	1,452	—	(49)	1,403

Total current assets	259,459	22,776	(22,052)	260,183
Investments of insurance subsidiary	—	59,809	—	59,809
Property and equipment, net	21,847	—	—	21,847
Other intangibles, net	29,051	—	—	29,051
Goodwill	159,913	—	—	159,913
Deferred income taxes	71,881	180	5,211	77,272
Receivables under insured programs	23,213	—	—	23,213
Investment in subsidiary	12,771	—	(12,771)	—
Other	23,071	201	—	23,272

	$601,206	$82,966	$(29,612)	$654,560

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,584	$34	$—	$13,618
Accrued compensation and physician payable	86,410	—	—	86,410
Other accrued liabilities	53,658	39,989	(16,792)	76,855
Income taxes payable	—	49	(49)	—
Current maturities of long-term debt	11,050	—	—	11,050
Deferred income taxes	22,673	—	—	22,673

Total current liabilities	187,375	40,072	(16,841)	210,606
Long-term debt, less current maturities	631,500	—	—	631,500
Other non-current liabilities	149,021	30,123	—	179,144
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,313	(8,313)	—
Accumulated other comprehensive loss	(4)	(272)	—	(276)
Members’ deficit	(366,686)	—	272	(366,414)

	$601,206	$82,966	$(29,612)	$654,560

Consolidated Statement of Operations

	Year ended December 31, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$1,829,053	$37,350	$(37,350)	$1,829,053
Provision for uncollectibles	733,666	—	—	733,666

Net revenue less provision for uncollectibles	1,095,387	37,350	(37,350)	1,095,387
Cost of services rendered
Professional expenses	892,474	14,344	(37,350)	869,468

Gross profit	202,913	23,006	—	225,919
General and administrative expenses	103,572	172	—	103,744
Management fee and other expenses	3,748	—	—	3,748
Depreciation and amortization	23,308	—	—	23,308
Net interest expense (income)	59,837	(2,024)	—	57,813

Earnings from continuing operations before income taxes	12,448	24,858	—	37,306
Provision for income taxes	6,567	7,225	—	13,792

Earnings from continuing operations	5,881	17,633	—	23,514

Loss from discontinued operations, net of taxes	(7,049)	—	—	(7,049)

Net earnings (loss)	$(1,168)	$17,633	$—	$16,465

Consolidated Statement of Cash Flows

	Year ended December 31, 2006
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings (loss)	$(1,168)	$17,633	$—	$16,465
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	23,987	—	—	23,987
Amortization of deferred financing costs	2,426	—	—	2,426
Employee equity based compensation expense	617	—	—	617
Impairment of intangibles	10,198	—	—	10,198
Provision for uncollectibles	733,666	—	—	733,666
Deferred income taxes	5,682	(1,164)	—	4,518
Loss on disposal of equipment	128	—	—	128
Equity in joint venture income	(274)	—	—	(274)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(760,290)	—	—	(760,290)
Prepaids and other assets	(7,899)	(631)	—	(8,530)
Income tax receivables	17,050	(2,273)	—	14,777
Accounts payable	(4,979)	—	—	(4,979)
Accrued compensation and physician payable	6,760	—	—	6,760
Other accrued liabilities	(4,687)	2,944	—	(1,743)
Professional liability reserves	74	11,753	—	11,827

Net cash provided by operating activities	21,291	28,262	—	49,553

Investing activities
Purchases of property and equipment	(11,271)	—	—	(11,271)
Cash paid for acquisition, net	(20,898)	—	—	(20,898)
Net purchases of investments by insurance subsidiary	—	(18,262)	—	(18,262)
Other investing activities	322	—	—	322

Net cash used in investing activities	(31,847)	(18,262)	—	(50,109)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from revolving credit facility	265,400	—	—	265,400
Payment on revolving credit facility	(263,900)	—	—	(263,900)
Payment of deferred financing costs	(825)	—	—	(825)
Purchase of treasury shares	(2,570)	—	—	(2,570)
Transaction payments in connection with recapitalization	(56)	—	—	(56)
Redemption of common units	(3)	—	—	(3)
Proceeds from sale of common units	115	—	—	115
Net transfers from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash provided by (used in) financing activities	3,911	(10,000)	—	(6,089)

Decrease in cash and cash equivalents	(6,645)	—	—	(6,645)
Cash and cash equivalents, beginning of year	10,644	—	—	10,644

Cash and cash equivalents, end of year	$3,999	$—	$—	$3,999

Consolidated Statement of Operations

	Year ended December 31, 2005
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$1,600,336	$26,034	$(26,034)	$1,600,336
Provision for uncollectibles	598,611	—	—	598,611

Net revenue less provision for uncollectibles	1,001,725	26,034	(26,034)	1,001,725
Cost of services rendered
Professional expenses	793,202	23,847	(26,034)	791,015

Gross profit	208,523	2,187	—	210,710
General and administrative expenses	101,219	162	—	101,381
Management fee and other expenses	1,901	—	—	1,901
Depreciation and amortization	24,813	—	—	24,813
Net interest expense (income)	31,004	(995)	—	30,009
Loss on extinguishment of debt	25,340	—	—	25,340
Transaction costs	18,223	—	—	18,223

Earnings from continuing operations before income taxes	6,023	3,020	—	9,043
Provision for income taxes	7,133	1,057	—	8,190

Earnings (loss) from continuing operations	(1,110)	1,963	—	853

Earnings from discontinued operations, net of taxes	858	—	—	858
Net earnings (loss)	$(252)	$1,963	$—	$1,711

Consolidated Statement of Cash Flows

	Year ended December 31, 2005
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings (loss)	$(252)	$1,963	$—	$1,711
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	26,135	—	—	26,135
Amortization of deferred financing costs	830	—	—	830
Write-off of deferred financing costs	6,771	—	—	6,771
Transaction costs	18,223	—	—	18,223
Employee equity based compensation expense	3,937	—	—	3,937
Provision for uncollectibles	598,611	—	—	598,611
Deferred income taxes	(5,714)	(2,248)	—	(7,962)
Loss on sale of investment	201	—	—	201
Loss on disposal of equipment	1,554	—	—	1,554
Equity in joint venture income	36	—	—	36
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(618,163)	—	—	(618,163)
Prepaids and other assets	10,048	(9,999)	—	49
Income tax receivables	(10,867)	935	—	(9,932)
Accounts payable	7,014	15	—	7,029
Accrued compensation and physician payable	6,588	—	—	6,588
Other accrued liabilities	(4,999)	7,156	—	2,157
Professional liability reserves	(1,511)	20,579	—	19,068

Net cash provided by operating activities	38,442	18,401	—	56,843

Investing activities
Purchases of property and equipment	(10,917)	—	—	(10,917)
Sale of property and equipment	177	—	—	177
Cash paid for acquisition, net	(7,168)	—	—	(7,168)
Net redemption of short-term investments	64,676	—	—	64,676
Net purchases of investments by insurance subsidiary	—	(17,401)	—	(17,401)
Other investing activities	(81)	—	—	(81)

Net cash provided by (used in) investing activities	46,687	(17,401)	—	29,286

Financing activities
Payments on notes payable	(428,125)	—	—	(428,125)
Proceeds from notes payable	640,000	—	—	640,000
Proceeds from revolving credit facility	26,100	—	—	26,100
Payments on revolving credit facility	(20,800)	—	—	(20,800)
Redemption of common equity in connection with recapitalization	(549,887)	—	—	(549,887)
Redemption of stock options	(48,668)	—	—	(48,668)
Equity investment	325,248	—	—	325,248
Transaction payments in connection with recapitalization	(17,922)	—	—	(17,922)
Payments of deferred financing costs	(18,720)	—	—	(18,720)
Proceeds from sale of common shares	402	—	—	402
Purchase of treasury shares	(1,529)	—	—	(1,529)
Proceeds from sales of treasury shares	485	—	—	485
Net transfers from parent and parent’s subsidiaries	1,000	(1,000)	—	—

Net cash used in financing activities	(92,416)	(1,000)	—	(93,416)

Decrease in cash and cash equivalents	(7,287)	—	—	(7,287)
Cash and cash equivalents, beginning of year	17,931	—	—	17,931

Cash and cash equivalents, end of year	$10,644	$—	$—	$10,644

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on March 10, 2008.

TEAM FINANCE LLC

HEALTH FINANCE CORPORATION

By:	/s/ H. LYNN MASSINGALE, M.D.
H. Lynn Massingale, M.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID JONES
David Jones Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 10, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM FINANCE LLC

HEALTH FINANCE CORPORATION

By:	/s/ H. LYNN MASSINGALE, M.D.
H. Lynn Massingale, M.D. Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ DAVID JONES
David Jones Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Representative

By:	/s/ EARL P. HOLLAND
Earl P. Holland Representative

By:	/s/ NEIL P. SIMPKINS
Neil P. Simpkins Representative

By:	/s/ MICHAEL A. DAL BELLO
Michael A. Dal Bello Representative

Item 15(a)

Team Finance LLC

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31,

(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2007	$168,416	$874,087	$—	$877,277	$165,226
2006	$127,740	$733,666	$—	$692,990	$168,416
2005	$126,351	$598,611	$—	$597,222	$127,740

EXHIBIT INDEX

2.1	Merger Agreement by and among Team Health Holdings, Team Health, Inc., Team Finance LLC, Team MergerSub, Ensemble Parent, and Ensemble Acquisition dated as of October 11, 2005*

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

4.1	Indenture, dated as of November 23, 2005, among Team Finance LLC, Health Finance Corporation, the Guarantors named on the signature pages thereto and Bank of New York Trust Company, N.A., as Trustee*

4.2	Registration Rights Agreement dated as of November 23, 2005, among Team Finance LLC, Health Finance Corporation, the Guarantors named on the signature pages thereto and the Initial Purchasers named therein*

10.1	Credit Agreement dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, the Guarantors named on the signatures pages thereto and J.P. Morgan Securities., the banks, financial institutions named therein*

10.2	Form of Equity Deferred Compensation Plan of Team Health, Inc. effective January 25, 1999*

10.3	Trust Agreement dated as of December 3, 2004 by and among Team Health, Inc. and The Trust Company of Knoxville*

10.4	Sheer Ahearn & Associates Plan Provision Nonqualified Excess Deferral Plan effective September 1, 1998*

10.5	Amendment and Restatement of Emergency Professional Services, Inc. Deferred Compensation Plan effective January 31, 1996*

10.6	Lease Agreement dated August 27, 1992 between Med: Assure Systems and Winston Road Properties for our corporate headquarters located at 1900 Winston Road, Knoxville, TN*

10.7	Lease Agreement dated August 27, 1999 between Americare Medical Services, Inc. and Winston Road Properties for space located at 1900 Winston Road, Knoxville, TN*

10.8	Form of Employment Agreement for Messrs. Sherlin, Joyner and Jones*

10.9	Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004*

10.10	Team Health Inc. 2005 Long-Term Incentive Plan*

10.11	Employment agreement dated October 4, 2004 between Team Health, Inc. and Gregory S. Roth, President and Chief Operating Officer*

10.12	Amended and Restated transaction and monitoring fee agreement between Team Health Holdings LLC and Blackstone Management Partners IV LLC dated March 7, 2006*

10.13	Employment Agreement dated November 23, 2005 between Team Health, Inc. and Dr. Massingale*

14.1	Code of Ethics**

21.1	List of Subsidiaries**

31.1	Certification by Lynn Massingale, M.D. for Team Finance LLC dated March 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by David P. Jones for Team Finance LLC dated March 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.3	Certification by Lynn Massingale, M.D. for Health Finance Corporation dated March 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.4	Certification by David P. Jones for Health Finance Corporation dated March 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by Lynn Massingale, M.D. for Team Finance LLC dated March 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by David P. Jones for Team Finance LLC dated March 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.3	Certification by Lynn Massingale, M.D. for Health Finance Corporation dated March 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.4	Certification by David P. Jones for Health Finance Corporation dated March 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Previously filed by the Company in its prior S-4 Registration Statement and subsequent filings with the Securities and Exchange Commission.
**	Filed herewith.