Form 10-Q
period 2008-09-30
Team Finance LLC; Health Finance CORP
filed 2008-11-12
CIK 1356207, 1356200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 10, 2008, there were outstanding 1,000 Class A Units of Team Finance LLC and 100 shares of Common Stock, with a par value of $.01 of Health Finance Corporation.

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

TEAM FINANCE LLC

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM FINANCE LLC

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,017	$30,290
Accounts receivable, less allowance for uncollectibles of $176,109 and $165,226 in 2008 and 2007, respectively	226,067	222,603
Prepaid expenses and other current assets	19,176	13,242
Receivables under insured programs	18,023	34,118

Total current assets	330,283	300,253
Investments of insurance subsidiary	81,959	76,057
Property and equipment, net	25,227	25,276
Other intangibles, net	34,511	27,247
Goodwill	158,898	158,898
Deferred income taxes	42,525	60,104
Receivables under insured programs	25,948	23,896
Other	36,530	27,442

	$735,881	$699,173

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,867	$12,177
Accrued compensation and physician payable	110,143	101,421
Other accrued liabilities	72,911	83,854
Income tax payable	4,650	985
Current maturities of long-term debt	4,250	4,250
Deferred income taxes	31,028	27,635

Total current liabilities	232,849	230,322
Long-term debt, less current maturities	624,062	627,250
Other non-current liabilities	153,113	166,136
Accumulated other comprehensive earnings	2,125	434
Members’ deficit	(276,268)	(324,969)

	$735,881	$699,173

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Net revenue	$582,749	$550,949
Provision for uncollectibles	248,447	236,345

Net revenue less provision for uncollectibles	334,302	314,604
Cost of services rendered
Professional service expenses	265,633	241,400
Professional liability costs	(15,535)	1,052

Gross profit	84,204	72,152
General and administrative expenses	29,318	28,496
Management fee and other expenses	960	1,217
Transaction costs	19	—
Depreciation and amortization	4,553	3,868
Interest expense, net	10,438	13,639

Earnings from continuing operations before income taxes	38,916	24,932
Provision for income taxes	15,986	9,352

Earnings from continuing operations	22,930	15,580
Loss from discontinued operations less applicable benefit from income taxes of $95	—	(152)

Net earnings	$22,930	$15,428

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Net revenue	$1,720,775	$1,555,082
Provision for uncollectibles	720,968	636,570

Net revenue less provision for uncollectibles	999,807	918,512
Cost of services rendered
Professional service expenses	779,426	703,412
Professional liability costs	(2,986)	7,266

Gross profit	223,367	207,834
General and administrative expenses	88,277	83,310
Management fee and other expenses	2,745	3,035
Transaction costs	1,805	—
Depreciation and amortization	12,559	10,956
Interest expense, net	34,033	41,430

Earnings from continuing operations before income taxes	83,948	69,103
Provision for income taxes	33,885	26,552

Earnings from continuing operations	50,063	42,551
Loss from discontinued operations less applicable benefit from income taxes of $312	—	(499)

Net earnings	$50,063	$42,052

See accompanying notes to financial statements.

TEAM FINANCE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$50,063	$42,052
Adjustments to reconcile net earnings:
Depreciation and amortization	12,559	10,994
Amortization of deferred financing costs	1,561	1,615
Employee equity based compensation expense	439	419
Provision for uncollectibles	720,968	636,570
Deferred income taxes	19,864	19,441
Loss on disposal of equipment	63	407
Equity in joint venture income	(974)	(1,360)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(724,432)	(657,354)
Prepaids and other assets	(12,465)	(12,101)
Income tax accounts	3,327	4,207
Accounts payable	(2,194)	(2,433)
Accrued compensation and physician payable	8,517	12,979
Other accrued liabilities	3,924	5,717
Professional liability reserves	(18,351)	(10,693)

Net cash provided by operating activities	62,869	50,460
Investing Activities
Purchases of property and equipment	(7,341)	(10,865)
Cash paid for acquisitions, net	(7,513)	(3,545)
Net purchases of investments by insurance subsidiary	(6,302)	(8,925)
Other investing activities	—	125

Net cash used in investing activities	(21,156)	(23,210)
Financing Activities
Payments on notes payable	(3,188)	(3,188)
Proceeds from revolving credit facility	—	83,000
Payments on revolving credit facility	—	(89,800)
Payments of deferred financing costs	—	(500)
Redemption of common units	(1,798)	(1,004)
Proceeds from sales of common units	—	50

Net cash used in financing activities	(4,986)	(11,442)

Net increase in cash	36,727	15,808
Cash and cash equivalents, beginning of period	30,290	3,999

Cash and cash equivalents, end of period	$67,017	$19,807

Interest paid	$31,086	$37,306

Taxes paid	$10,158	$2,089

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

The financial results of THAMS included in discontinued operations, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$—	$49	$—	$2,368
Total cost of services	—	(11)	—	398

Gross profit	—	60	—	1,970
Loss before income taxes	—	(247)	—	(811)
Benefit from income taxes	—	95	—	312

Loss from discontinued operations	$—	$(152)	$—	$(499)

The loss from discontinued operations in the three and nine months ended September 30, 2007 include approximately $0.1 million and $1.0 million, respectively, of severance and other exit costs related to the disposal of this business unit.

For the nine months ended September 30, 2008, THAMS had no operating use of cash and for the nine months ended September 30, 2007 had a use of cash of $1.3 million.

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

In accordance with the provisions of SFAS 141, “Business Combinations”, the Company recognized $1.8 million of expenses in June 2008 related to advisory, legal, accounting, and other fees incurred in connection with a terminated transaction effort.

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

SFAS 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet September 30, 2008	Fair Value September 30, 2008	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary	$81,959	$81,959	$81,959	$—	$—
Interest rate swap asset	3,198	3,198	—	3,198	—

The fair value of the Company’s investments of insurance subsidiary are based on quoted prices. As of September 30, 2008, the fair value of these investments reflected net unrealized gains of $0.3 million. The fair value of the Company’s interest rate swaps were determined by the Company’s counterparty using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments. See Note 8 for more information regarding our interest rate swap agreements.

Note 6. Net Revenue

Net revenue for the three and nine months ended September 30, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Fee for service revenue	$465,246	$443,981	$1,373,240	$1,233,514
Contract revenue	111,215	100,972	329,914	303,031
Other revenue	6,288	5,996	17,621	18,537

	$582,749	$550,949	$1,720,775	$1,555,082

Note 7. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of September 30, 2008 and December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of September 30, 2008:
Contracts	$52,632	$18,178
Other	448	391

Total	$53,080	$18,569

As of December 31, 2007:
Contracts	$40,020	$12,864
Other	448	357

Total	$40,468	$13,221

Aggregate amortization expense:
For the nine months ended September 30, 2008	$5,348

Estimated amortization expense:
For the remainder of the year ended December 31, 2008	$2,075
For the year ended December 31, 2009	8,105
For the year ended December 31, 2010	7,674
For the year ended December 31, 2011	5,955
For the year ended December 31, 2012	5,523

Note 8. Long-Term Debt

Long-term debt as of September 30, 2008 consisted of the following (in thousands):

Term Loan Facilities	$413,312
11.25% Senior Subordinated Notes	215,000
Revolving line of credit	—

628,312
Less current portion	(4,250)

$624,062

The interest rate for any revolving credit facility borrowings is based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of September 30, 2008, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.25% or the agent bank’s base rate plus 1.25%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at September 30, 2008.

The interest rate at September 30, 2008 was 4.9% for amounts outstanding under the term loan facility. Effective April 5, 2007, the Company amended its senior credit agreement. The amendment reduced the interest rate on any term loans outstanding equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. Previously, the interest rate on term loan borrowings was equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.50%. The Company is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. Other significant terms and conditions of the credit agreement, including the maturity date of November 23, 2012, did not change under the amendment.

During the nine months ended September 30, 2008, the Company entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting, therefore in the three months ended September 30, 2008, the Company has recorded the decrease in fair value of the interest rate swaps, net of tax, of approximately $1.0 million as a component of other comprehensive earnings.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

No borrowings under the $125.0 million revolving credit facility were outstanding as of September 30, 2008, and the Company had $7.7 million of standby letters of credit outstanding against the revolving credit facility commitment. Of the $125.0 million revolving credit facility, $15.0 million is held by Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers Holdings, Inc. Due to the Lehman Brothers Holdings, Inc. bankruptcy filing on September 15, 2008, at this time it is not certain if this portion of the revolving credit facility is available to the Company. The Company does not believe the potential reduction in available capacity under the revolving credit facility will have a material impact on its liquidity or the liquidity of its subsidiaries.

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

The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company’s domestic wholly-owned operating subsidiaries (the “Subsidiary Guarantors”) as required by the indenture governing the Notes.

Both the Notes and the current term loan facility contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios.

Aggregate annual maturities of long-term debt as of September 30, 2008 are as follows (in thousands):

2008	$4,250
2009	4,250
2010	4,250
2011	4,250
2012	396,312
Thereafter	215,000

Note 9. Professional Liability Insurance

The Company’s professional liability loss reserves consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Estimated losses under self-insured programs	$144,553	$162,904
Estimated losses under commercial insurance programs	43,971	58,014

	188,524	220,918
Less estimated payable within one year	51,848	67,666

	$136,676	$153,252

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of September 30, 2008, the insured loss limit under the policy was $150.8 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of September 30, 2008, of the $144.6 million of estimated losses under self insurance programs, approximately $79.3 million represent an estimate of IBNR claims and expenses with the remaining $65.3 million representing case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at 4.0%.

The Company’s most recent actuarial valuation was completed in October 2008. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $26.5 million in the three months ended September 30, 2008, related to its reserves for losses in prior years. Additionally, the Company had realized a $13.8 million reduction in its professional liability losses in the first quarter of 2008, resulting from an actuarial study completed in April 2008. In total, for the nine months ended

September 30, 2008, the Company has realized a reduction in its provision for professional liability losses of $40.3 million related to reserves for loss estimates in prior years associated with favorable trends in actuarial loss estimates. Also in the nine months ended September 30, 2007, the Company realized a $32.1 million reduction in its professional liability losses resulting from its actuarial studies completed during 2007, of which $12.5 million was recognized in the third quarter of 2007 and $19.6 million was recognized in the first quarter of 2007.

Note 10. Share-based Compensation

In November 2005, the Company adopted the 2005 Unit Plan. A total of 400,000 Class B Common Units of Holdings and 600,000 Class C Common Units of Holdings are authorized for issuance to executives and other key employees under the 2005 Unit Plan. As of September 30, 2008, there were 325,152 restricted Class B Common Units and 455,212 Class C Common Units outstanding. The outstanding units vest ratably over five years and the Company is recognizing the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted is based on the grant date fair value in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”. For the nine months ended September 30, 2008 and 2007, the Company recognized $0.4 million of employee equity based compensation expense. As of September 30, 2008, there was approximately $2.0 million of unrecognized compensation expense related to nonvested restricted unit awards, which will be recognized over the remaining requisite service period. Forfeitures of employee equity based awards have been historically immaterial to the Company.

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

Acquisition Payments

As of September 30, 2008, the Company may have to pay up to $18.5 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2008. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms are modified as agreed to in the respective acquisition agreements. During the nine months ended September 30, 2008, the Company made no payments related to previous acquisitions and made payments of $1.1 million in the same period of 2007.

Note 12. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$22,930	$15,428	$50,063	$42,052
Net change in fair market value of investments	(216)	660	(260)	531
Net change in fair market value of interest rate swap	(1,012)	—	1,951	—

Comprehensive earnings	$21,702	$16,088	$51,754	$42,583

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenue less provision for uncollectibles:
Healthcare Services	$331,125	$311,696	$990,593	$909,464
Billing Services	3,177	2,908	9,214	9,048

	$334,302	$314,604	$999,807	$918,512

Operating earnings:
Healthcare Services	$61,134	$50,065	$154,703	$144,261
Billing Services	648	461	1,795	1,499
General Corporate	(12,409)	(11,955)	(36,712)	(35,227)

	$49,373	$38,571	$119,786	$110,533

Note 14. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The parent company is a holding company that conducts no operations and whose financial position, excluding its investments in its subsidiaries, is comprised of deferred financing costs and the Company’s debt. The Company’s domestic, wholly-owned subsidiaries jointly and severally guarantee the Notes on an unsecured senior subordinated basis. The condensed consolidating financial information for the parent company, the issuers of the Notes, and the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007, are as follows:

Consolidated Balance Sheet

	As of September 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$67,017	$—	$—	$67,017
Accounts receivable, net	226,067	—	—	226,067
Prepaid expenses and other current assets	16,989	23,742	(21,555)	19,176
Income tax receivables	—	—	—	—
Receivables under insurance programs	18,023	—	—	18,023

Total current assets	328,096	23,742	(21,555)	330,283
Investments of insurance subsidiary	—	81,959	—	81,959
Property and equipment, net	25,227	—	—	25,227
Other intangibles, net	34,511	—	—	34,511
Goodwill	158,898	—	—	158,898
Deferred income taxes	42,525	3,719	(3,719)	42,525
Receivables under insured programs	25,948	—	—	25,948
Investments in subsidiary	13,099	—	(13,099)	—
Other	36,247	283	—	36,530

	$664,551	$109,703	$(38,373)	$735,881

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$8,937	$930	$—	$9,867
Accrued compensation and physician payable	110,143	—	—	110,143
Other accrued liabilities	39,062	55,404	(21,555)	72,911
Income tax payable	4,269	381	—	4,650
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	34,747	—	(3,719)	31,028

Total current liabilities	201,408	56,715	(25,274)	232,849
Long-term debt, less current maturities	624,062	—	—	624,062
Other non-current liabilities	113,224	39,889	—	153,113
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,195	(8,195)	—
Accumulated other comprehensive earnings	1,951	174	—	2,125
Members’ deficit	(276,094)	—	(174)	(276,268)

	$664,551	$109,703	$(38,373)	$735,881

Consolidated Balance Sheet

	As of December 31, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$30,290	$—	$—	$30,290
Accounts receivable, net	222,603	—	—	222,603
Prepaid expenses and other current assets	12,248	21,148	(20,154)	13,242
Receivables under insured programs	34,118	—	—	34,118

Total current assets	299,259	21,148	(20,154)	300,253
Investments of insurance subsidiary	—	76,057	—	76,057
Property and equipment, net	25,276	—	—	25,276
Other intangibles, net	27,247	—	—	27,247
Goodwill	158,898	—	—	158,898
Deferred income taxes	56,212	—	3,892	60,104
Receivables under insured programs	23,896	—	—	23,896
Investment in subsidiary	13,952	—	(13,952)	—
Other	27,316	126	—	27,442

	$632,056	$97,331	$(30,214)	$699,173

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$12,103	$74	$—	$12,177
Accrued compensation and physician payable	101,421	—	—	101,421
Other accrued liabilities	50,272	49,844	(16,262)	83,854
Income tax payable	661	324	—	985
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	27,402	233	—	27,635

Total current liabilities	196,109	50,475	(16,262)	230,322
Long-term debt, less current maturities	627,250	—	—	627,250
Other non-current liabilities	133,232	32,904	—	166,136
Common stock	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	8,788	(8,788)	—
Accumulated other comprehensive earnings	—	434	—	434
Members’ deficit	(324,535)	—	(434)	(324,969)

	$632,056	$97,331	$(30,214)	$699,173

Consolidated Statement of Operations

	Three Months Ended September 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$582,749	$8,079	$(8,079)	$582,749
Provision for uncollectibles	248,447	—	—	248,447

Net revenue less provision for uncollectibles	334,302	8,079	(8,079)	334,302
Cost of services rendered
Professional expenses	254,329	3,848	(8,079)	250,098

Gross profit	79,973	4,231	—	84,204
General and administrative expenses	29,253	65	—	29,318
Management fee and other expenses	960	—	—	960
Transaction costs	19	—	—	19
Depreciation and amortization	4,553	—	—	4,553
Interest expense (income), net	11,611	(1,173)	—	10,438

Earnings before income taxes	33,577	5,339	—	38,916
Provision for income taxes	14,117	1,869	—	15,986

Net earnings	$19,460	$3,470	$—	$22,930

Consolidated Statement of Operations

	Three Months Ended September 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$550,949	$9,757	$(9,757)	$550,949
Provision for uncollectibles	236,345	—	—	236,345

Net revenues less provision for uncollectibles	314,604	9,757	(9,757)	314,604
Cost of services rendered
Professional expenses	246,274	5,935	(9,757)	242,452

Gross profit	68,330	3,822	—	72,152
General and administrative expenses	28,429	67	—	28,496
Management fee and other expenses	1,217	—	—	1,217
Depreciation and amortization	3,868	—	—	3,868
Interest expense (income), net	14,483	(844)	—	13,639

Earnings from continuing operations before income taxes	20,333	4,599	—	24,932
Provision for income taxes	7,742	1,610	—	9,352

Earnings from continuing operations	12,591	2,989	—	15,580
Loss from discontinued operations net of taxes	(152)	—	—	(152)

Net earnings	$12,439	$2,989	$—	$15,428

Consolidated Statement of Operations

	Nine Months Ended September 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,720,775	$27,035	$(27,035)	$1,720,775
Provision for uncollectibles	720,968	—	—	720,968

Net revenue less provision for uncollectibles	999,807	27,035	(27,035)	999,807
Cost of services rendered
Professional expenses	788,025	15,450	(27,035)	776,440

Gross profit	211,782	11,585	—	223,367
General and administrative expenses	88,125	152	—	88,277
Management fee and other expenses	2,745	—	—	2,745
Transaction costs	1,805	—	—	1,805
Depreciation and amortization	12,559	—	—	12,559
Interest expense (income), net	37,073	(3,040)	—	34,033

Earnings before income taxes	69,475	14,473	—	83,948
Provision for income taxes	28,820	5,065	—	33,885

Net earnings	$40,655	$9,408	$—	$50,063

Consolidated Statement of Operations

	Nine Months Ended September 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,555,082	$29,802	$(29,802)	$1,555,082
Provision for uncollectibles	636,570	—	—	636,570

Net revenues less provision for uncollectibles	918,512	29,802	(29,802)	918,512
Cost of services rendered
Professional expenses	731,432	9,048	(29,802)	710,678

Gross profit	187,080	20,754	—	207,834
General and administrative expenses	83,103	207	—	83,310
Management fee and other expenses	3,035	—	—	3,035
Depreciation and amortization	10,956	—	—	10,956
Interest expense (income), net	43,760	(2,330)	—	41,430

Earnings from continuing operations before income taxes	46,226	22,877	—	69,103
Provision for income taxes	18,545	8,007	—	26,552

Earnings from continuing operations	27,681	14,870	—	42,551
Loss from discontinued operations net of taxes	(499)	—	—	(499)

Net earnings	$27,182	$14,870	$—	$42,052

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2008
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$40,655	$9,408	$—	$50,063
Adjustments to reconcile net earnings:
Depreciation and amortization	12,559	—	—	12,559
Amortization of deferred financing costs	1,561	—	—	1,561
Employee equity based compensation expense	439	—	—	439
Provision for uncollectibles	720,968	—	—	720,968
Deferred income taxes	19,784	80	—	19,864
Loss on disposal of equipment	63	—	—	63
Equity in joint venture income	(974)	—	—	(974)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(724,432)	—	—	(724,432)
Prepaids and other assets	(5,823)	(6,642)	—	(12,465)
Income tax accounts	3,270	57	—	3,327
Accounts payable	(2,147)	(47)	—	(2,194)
Accrued compensation and physician payable	8,517	—	—	8,517
Other accrued liabilities	(1,359)	5,283	—	3,924
Professional liability reserves	(25,611)	7,260	—	(18,351)

Net cash provided by operating activities	47,470	15,399	—	62,869
Investing activities
Purchases of property and equipment	(7,341)	—	—	(7,341)
Cash paid for acquisitions, net	(7,513)	—	—	(7,513)
Net purchases of investments by insurance subsidiary	—	(6,302)	—	(6,302)

Net cash used in investing activities	(14,854)	(6,302)	—	(21,156)
Financing activities
Payments on notes payable	(3,188)	—	—	(3,188)
Redemption of common units	(1,798)	—	—	(1,798)
Net transfer from parent and parent’s subsidiaries	9,097	(9,097)	—	—

Net cash provided by (used in) financing activities	4,111	(9,097)	—	(4,986)

Net increase in cash	36,727	—	—	36,727
Cash and cash equivalents, beginning of period	30,290	—	—	30,290

Cash and cash equivalents, end of period	$67,017	$—	$—	$67,017

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2007
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$27,182	$14,870	$—	$42,052
Adjustments to reconcile net earnings:
Depreciation and amortization	10,994	—	—	10,994
Amortization of deferred financing costs	1,615	—	—	1,615
Employee based compensation expense	419	—	—	419
Provision for uncollectibles	636,570	—	—	636,570
Deferred income taxes	18,092	1,349	—	19,441
Loss on disposal of equipment	407	—	—	407
Equity in joint venture income	(1,360)	—	—	(1,360)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(657,354)	—	—	(657,354)
Prepaids and other assets	(2,513)	(9,588)	—	(12,101)
Income tax accounts	3,153	1,054	—	4,207
Accounts payable	(1,347)	(1,086)	—	(2,433)
Accrued compensation and physician payable	12,979	—	—	12,979
Other accrued liabilities	(3,540)	9,257	—	5,717
Professional liability reserves	(16,772)	6,079	—	(10,693)

Net cash provided by operating activities	28,525	21,935	—	50,460
Investing activities
Purchases of property and equipment	(10,865)	—	—	(10,865)
Cash paid for acquisitions, net	(3,545)	—	—	(3,545)
Net purchases of investments by insurance subsidiary	—	(8,925)	—	(8,925)
Other investing activities	125	—	—	125

Net cash used in investing activities	(14,285)	(8,925)	—	(23,210)
Financing activities
Payments on notes payable	(3,188)	—	—	(3,188)
Proceeds from revolving credit facility	83,000	—	—	83,000
Payments on revolving credit facility	(89,800)	—	—	(89,800)
Payments of deferred financing costs	(500)	—	—	(500)
Redemption of common units	(1,004)	—	—	(1,004)
Proceeds from sales of common units	50	—	—	50
Net transfers from parent and parent’s subsidiaries	13,010	(13,010)	—	—

Net cash provided by (used in) financing activities	1,568	(13,010)	—	(11,442)

Net increase in cash	15,808	—	—	15,808
Cash and cash equivalents, beginning of period	3,999	—	—	3,999

Cash and cash equivalents, end of period	$19,807	$—	$—	$19,807

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2008.

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

A significant portion (80% of our net revenue in the nine months ended September 30, 2008 and the year ended December 31, 2007) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Net revenue less provision for uncollectibles for the three and nine months ended September 30, 2008 and 2007, respectively, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross fee for service charges	$981,444	$892,539	$2,906,374	$2,588,509
Unbilled revenue	592	1,239	1,114	5,989
Less: Contractual adjustments	(516,790)	(449,797)	(1,534,248)	(1,360,984)

Fee for service revenue	465,246	443,981	1,373,240	1,233,514
Contract revenue	111,215	100,972	329,914	303,031
Other revenue	6,288	5,996	17,621	18,537

Net revenue	582,749	550,949	1,720,775	1,555,082
Provision for uncollectibles	(248,447)	(236,345)	(720,968)	(636,570)

Net revenue less provision for uncollectibles	$334,302	$314,604	$999,807	$918,512

Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. The increase in contractual adjustments noted above is due to the overall increase in gross fee for service charges resulting from both an increase in net patient billing volume as well as annual increases in the gross billing fee schedules between periods. Contractual adjustments increased at a faster pace than the increase in gross fee for service charges as the annual reimbursement increases under contracts with managed care plans and government payers that are subject to contractual adjustments tend to be less than the overall annual increase in the Company’s gross billing fee schedules.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% decline in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2008 could have an after tax effect of approximately $3.2 million on our financial position and results of operations. Our days revenue outstanding at September 30, 2008 and at December 31, 2007, were 61.7 days and 66.7 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 5.0 days includes a decrease of 6.0 days resulting from an increase in average revenue per day and a decrease of 0.1 days associated with the reduction of fee-for-service account receivables. These decreases were partially offset by an increase of 1.1 days related to an increase in the valuation of contract accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges and increased pricing with managed care plans. The decrease of 0.1 days associated with the reduction of fee-for-service accounts receivable and the increase of 1.1 days related to contract accounts receivable are due primarily to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $176.1 million as of September 30, 2008.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of September 30, 2008, was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

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

Insurance Reserves. The nature of our business is such that it is subject to professional liability claims and lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from commercial insurance providers. Subsequent to March 11, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Since March 12, 2003, the most significant cost element within our professional liability program consists of the actuarial estimates of losses by occurrence period. In addition to the estimated actuarial losses, other costs that are considered by the Company in the estimation of professional liability costs include program costs such as brokerage fees, claims management expenses, program premiums and taxes, and other administrative costs of operating the program including the costs to operate the captive insurance subsidiary. Net costs in any period reflect our estimate of net losses incurred in that period as well as any changes to our estimates of the reserves established for net losses of prior periods.

The estimation of medical professional liability losses is inherently complex. Medical professional liability claims are typically resolved over an extended period of time, often as long as eight years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. A report of actuarial loss estimates is prepared at least semi-annually. Management’s estimate of our professional liability costs resulting from such actuarial studies is significantly influenced by assumptions and assessments regarding expectations of several factors. These factors include, but are not limited to: historical paid and incurred loss development trends; hours of exposure as measured by hours of physician and related professional staff services; trends in the frequency and severity of claims, which can differ significantly by jurisdiction due to the legislative and judicial climate in such jurisdictions; coverage limits of third-party insurance; the effectiveness of our claims management process; and the outcome of litigation. As a result of the variety of factors that must be considered by management, there is a risk that actual incurred losses may develop differently from estimates.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are recorded using management’s estimate of the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of those estimates provided by the actuarial reports due to the relatively short time period in which the Company has provided for its losses on a self insured basis and the possibility that additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, the Company is subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As the Company’s self insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed. As of September 30, 2008, the estimated losses under our self insurance programs totaled $144.6 million, of which approximately $79.3 million represents an estimate of incurred but not reported claims and expenses with the remaining $65.3 million representing open case reserves.

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2007, we funded a total of $9.6 million under this agreement. For the nine months ended September 30, 2008 we funded a total of $1.5 million under this agreement. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

As of September 30, 2008, the current aggregate limit of coverage under this policy is $150.8 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $12.5 million. The Company’s estimated loss reserve is discounted at 4.0%.

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

General Economic Conditions

The continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed emergency departments. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets.

Additionally, in connection with these recent events, on September 15, 2008, it was reported that Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. We have an aggregate revolving credit facility commitment of $125 million with a large consortium of banks, including Lehman Commercial Paper Inc., a subsidiary of Lehman. As of September 15, 2008, Lehman Commercial Paper Inc.’s total commitment within this existing credit facility was $15 million. As of September 30, 2008, we had no outstanding borrowings under the revolving credit facility and $7.7 million of outstanding letters of credit. We do not believe the potential reduction in available capacity under this revolving credit facility will have a significant impact on the liquidity of our company. We believe our cash balances, operating cash flows, and funds available under our credit agreement provide adequate resources to fund ongoing operating requirements, future expansion opportunities, and capital expenditures in the foreseeable future. Neither Team Finance nor any of our subsidiaries is a counterparty with Lehman or any of its subsidiaries under our existing interest rate swap contracts.

2008 and 2009 Medicare Fee Schedule Changes

During 2007, the Centers for Medicare & Medicaid Services (“CMS”) initially announced a proposed reduction in the Medicare Conversion Factor (“Conversion Factor”) applicable to all Medicare physician fee payments in the amount of 10.1% for 2008, a reduction required by a statutory formula.

CMS also announced that emergency physicians would see a further reduction of approximately 2.0% resulting from proposed changes in the Relative Value Units (“RVU”) for Evaluation and Management codes associated with emergency physicians. Evaluation and Management services are those which reflect time and effort that physicians spend with patients in assessing their condition and are the primary type of code billed in Emergency Medicine. The initial proposed reduction in 2008 Medicare payments was 12.1% for emergency physicians.

In December 2007, President Bush signed into law the Medicare, Medicaid and SCHIP Extension Acts of 2007. The legislation provided a 0.5% positive update for the 2008 Medicare Physician Fee Schedule for the six month period from January 1, 2008 to June 30, 2008. In July 2008, Congress passed the Medicare Improvement Act for Patients and Providers. The legislation provided for a 0.5% increase for the 2008 Medicare Physician Fee Schedule for the period from July 1, 2008 through December 31, 2008 (effectively taking the originally proposed 10.1% reduction to a 0.5% increase). The new legislation did not affect the 2.0% decrease from the changes in the emergency medicine RVU factors. The total estimated reduction in emergency physician reimbursement rates through December 31, 2008 is 1.5%, which we estimate will negatively affect our revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule by an estimated $0.5 million for the three month period from October 1, 2008 to December 31, 2008.

On October 30, 2008, CMS released its final 2009 Medicare Physician Fee Schedule covering the period from January 1, 2009 through December 31, 2009. The new schedule effectively provides for an estimated 4% increase in 2009 Medicare physician fee schedules over 2008 rates for emergency physicians. We estimate this increase in rates will increase our revenues from Medicare and other revenue sources whose rates are linked to the Medicare fee schedule by an estimated $9.0 million in 2009. The new legislation also extends the Physician Quality Reporting Initiative (PQRI) through 2010, increasing the reporting bonus from 1.5% in 2008 to 2.0% in 2009 and 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	79.5	76.7	78.0	76.6
Professional liability costs	(4.7)	0.3	(0.3)	0.8

Gross profit	25.2	22.9	22.3	22.6
General and administrative expenses	8.8	9.1	8.8	9.1
Management fee and other expenses	0.3	0.4	0.3	0.3
Transaction costs	—	—	0.2	—
Depreciation and amortization	1.4	1.2	1.3	1.2
Interest expense, net	3.1	4.3	3.4	4.5

Earnings from continuing operations before income taxes	11.6	7.9	8.4	7.5
Provision for income taxes	4.8	3.0	3.4	2.9

Earnings from continuing operations	6.9	5.0	5.0	4.6
Loss from discontinued operations, net of taxes	—	—	—	(0.1)

Net earnings	6.9%	4.9%	5.0%	4.6%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net Revenue. Net revenue in the three months ended September 30, 2008 increased $31.8 million or 5.8%, to $582.7 million from $550.9 million in the three months ended September 30, 2007. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $21.3 million, contract revenue of $10.2 million and other revenue of $0.3 million. In the three months ended September 30, 2008, fee-for-service revenue was 79.8% of net revenue compared to 80.6% in 2007, contract revenue was 19.1% of net revenue in 2008 compared to 18.3% in 2007 and other revenue was 1.1% in 2008 and 2007.

Provision for Uncollectibles. The provision for uncollectibles was $248.4 million in the three months ended September 30, 2008 compared to $236.3 million in the corresponding period in 2007, an increase of $12.1 million or 5.1%. The provision for uncollectibles as a percentage of net revenue was 42.6% in 2008 compared with 42.9% in 2007. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to a combination of increases in the total billed patient volume and annual increases in gross fee schedules. For the three months ended September 30, 2008 self pay fee-for-service visits were approximately 22.8% of the total fee-for-service visits compared to approximately 23.8% in the same period of 2007.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended September 30, 2008 increased $19.7 million, or 6.3%, to $334.3 million from $314.6 million in the three months ended September 30, 2007. Same contract revenue, which consists of contracts under management in both periods, increased $7.9 million, or 2.7%, to $299.4 million in 2008 compared to $291.5 million in 2007. During the third quarter of 2008, growth in same contract revenue less provision was positively impacted by a 1.8% increase in billed patient volume and a 1.7% increase in contract revenue while increases in estimated collections per visit contributed 1.1% of growth. The increase in the estimated collections per billing unit is attributable to annual increases in gross charges and managed care pricing improvements outpacing reductions in Medicare reimbursements and reductions in patient acuity between periods as a result of coding changes that became effective during 2008. These increases were partially offset by the establishment of additional reserves for patient accounts receivables related to potential declines in future collection activity due to deteriorating economic conditions. The reserves established were primarily associated with self pay and collection agency accounts. The valuation adjustments on such accounts constrained growth in same contract revenue by 2.2% between periods. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $25.6 million partially offset by $16.2 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $2.5 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $265.6 million in the three months ended September 30, 2008 compared to $241.4 million in the three months ended September 30, 2007, an increase of $24.2 million or 10.0%. The increase included an increase of approximately $15.1 million which resulted principally from increases in the number of provider hours staffed and the average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $7.7 million related to new sales net of terminated contracts and $1.4 million related to our acquisitions.

Professional Liability Costs. Professional liability costs were a benefit of $15.5 million in the three months ended September 30, 2008 compared to an expense of $1.1 million in the three months ended September 30, 2007 for a decrease of $16.6 million. Professional liability costs for the three months ended September 30, 2008 and 2007 include reductions in professional liability reserves related to prior years of $26.5 million in 2008 and $12.5 million in 2007 resulting from our actuarial studies completed in October of each year. Excluding the favorable actuarial adjustments in both quarters, professional liability costs decreased $2.5 million between periods. Costs associated with an increase in provider hours due to growth and increased provider hours staffed on a same contract basis have been offset by a decrease in the actuarial estimate of current period losses under our self insurance program. The reduction in prior year professional liability reserves is due to favorable trends in loss estimates primarily associated with improvements in overall frequency of claims reported and favorable changes in loss development assumptions.

Gross Profit. Gross profit was $84.2 million in the three months ended September 30, 2008 compared to $72.2 million in the same period in 2007 for an increase of $12.1 million between periods. Excluding the impact of the favorable professional liability adjustment in each period, gross profit decreased $2.0 million. The decrease in gross profit, excluding the impact of the professional liability adjustments in both periods, is attributable to accounts receivable valuation adjustments recorded during the current quarter along with professional costs increasing in excess of growth in net revenue less provision between periods on a same contract basis.

Gross profit as a percentage of net revenue less provision for uncollectibles increased to 25.2% in 2008 compared with 22.9% in 2007. Excluding the impact of the favorable actuarial adjustments in both periods, gross profit as a percentage of revenue was 17.3% in 2008 and 19.0% in 2007.

General and Administrative Expenses. General and administrative expenses increased $0.8 million to $29.3 million for the three months ended September 30, 2008 from $28.5 million in the three months ended September 30, 2007. General and administrative expenses as a percentage of net revenue less provision for uncollectibles decreased to 8.8% in 2008 from 9.1% in 2007. The increase in general and administrative expenses is primarily due to inflationary growth in salaries and increased incentive plan, relocation, and travel costs offset by declines in other non salary costs between periods.

Management Fee and Other Expenses. Management fee and other expenses were $1.0 million and $1.2 million in the three months ended September 30, 2008 and 2007, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $4.6 million in the three months ended September 30, 2008 compared to $3.9 million for the three months ended September 30, 2007. The increase of $0.7 million between periods was primarily due to higher depreciation expense related to growth in capital expenditures and increased amortization expense associated with acquisitions completed in 2007 and 2008.

Net Interest Expense. Net interest expense decreased $3.2 million to $10.4 million in the three months ended September 30, 2008, compared to $13.6 million in the corresponding period in 2007 primarily due to a lower interest rate environment in 2008, a reduction in term debt, and an increase in interest income.

Transaction Costs. Transaction costs were $19,000 for the three months ended September 30, 2008. These costs relate to advisory, legal, accounting and other fees incurred related to terminated acquisition discussions.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes in the three months ended September 30, 2008 were $38.9 million compared to $24.9 million in the corresponding period in 2007.

Provision for Income Taxes. The provision for income taxes was $16.0 million in the three months ended September 30, 2008 compared to $9.4 million in the corresponding period in 2007.

Earnings from Continuing Operations. Earnings from continuing operations were $22.9 million compared to $15.6 million in the corresponding period in 2007.

Loss from Discontinued Operations, net of taxes. Loss from discontinued operations, net of taxes was $0.2 million for the three months ended September 30, 2007. Contributing to the loss in 2007 were $0.1 million of severance and other exit costs related to the disposal of the anesthesia business unit.

Net Earnings. Net earnings were $22.9 million in the three months ended September 30, 2008 compared to $15.4 million in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Net Revenue. Net revenue in the nine months ended September 30, 2008 increased $165.7 million or 10.7%, to $1,720.8 million from $1,555.1 million in the nine months ended September 30, 2007. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $139.7 million and contract revenue of $26.9 million. These increases were slightly offset by a $0.9 million decrease in other revenue. In the nine months ended September 30, 2008, fee-for-service revenue was 79.8% of net revenue compared to 79.3% in 2007, contract revenue was 19.2% of net revenue in 2008 compared to 19.5% in 2007 and other revenue was 1.0% in 2008 compared to 1.2% in 2007.

Provision for Uncollectibles. The provision for uncollectibles was $721.0 million in the nine months ended September 30, 2008 compared to $636.6 million in the corresponding period in 2007, an increase of $84.4 million or 13.3%. The provision for uncollectibles as a percentage of net revenue was 41.9% in 2008 compared with 40.9% in 2007. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due to a combination of increases in the total billed patient volume, and annual increases in gross fee schedules. For the nine months ended September 30, 2008 self pay fee-for-service patient visits were approximately 22.3% of total fee-for-service patient visits compared to approximately 22.5% in the same period of 2007.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the nine months ended September 30, 2008 increased $81.3 million, or 8.9%, to $999.8 million from $918.5 million in the nine months ended September 30, 2007. Same contract revenue, which consists of contracts under management in both periods, increased $39.2 million, or 4.8%, to $847.4 million in 2008 compared to $808.2 million in 2007. The increase in same contract revenue was due primarily to increases in contract revenue and billed patient volume which contributed 2.4% and 2.0%, respectively, of growth between periods. Increases in estimated collections per visit, net of valuation adjustments, contributed the remainder of same contract growth as annual increases in gross charges and managed care pricing improvements were offset by reductions in Medicare reimbursements and by reductions in patient acuity between periods primarily as a result of coding changes that became effective during 2008. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $97.2 million partially offset by $60.2 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $5.1 million of growth between periods.

Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $779.4 million in the nine months ended September 30, 2008 compared to $703.4 million in the nine months ended September 30, 2007, an increase of $76.0 million or 10.8%. The increase included an increase of approximately $41.1 million which resulted principally from increases in the number of provider hours staffed and the increases in average rates paid per hour of provider service on a same contract basis. Also contributing to the increase in expense was $31.8 million related to new sales net of terminated contracts and $3.1 million related to our acquisitions.

Professional Liability Costs. Professional liability costs were a benefit of $3.0 million in the nine months ended September 30, 2008 compared to an expense of $7.3 million in the nine months ended September 30, 2007 for a decrease of $10.3 million between periods. Professional liability costs for the nine months ended September 30, 2008 and 2007 include reductions in professional liability reserves relating to prior years of $40.3 million in 2008 and $32.1 million in 2007 resulting from our actuarial studies completed in April and October of each year. Excluding the favorable actuarial adjustments in both periods, professional liability costs decreased $2.0 million between periods. The lower cost between periods is primarily attributable to a decrease in the actuarial estimate of current period losses under our self insurance program partially offset by costs associated with an increase in provider hours due to net growth and increased provider hours staffed on a same contract basis. The reduction in prior professional liability reserves is due to favorable trends in loss estimates primarily associated with improvements in overall frequency of claims reported and favorable changes in loss development assumptions.

Gross Profit. Gross profit was $223.4 million in the nine months ended September 30, 2008 compared to $207.8 million in the same period in 2007 for an increase of $15.5 million between periods. Excluding the impact of the prior year professional liability reserve adjustments in each period, gross profit increased $7.3 million. The increase in gross profit, excluding the actuarial adjustments, is primarily due to the contribution from new contracts net of terminations and our acquisitions.

Gross profit as a percentage of revenue less provision for uncollectibles was 22.3% in 2008 compared with 22.6% in 2007. Excluding the impact of the favorable actuarial adjustments in both periods, gross profit as a percentage of revenue was 18.3% in 2008 compared with 19.1% in 2007.

General and Administrative Expenses. General and administrative expenses increased $5.0 million to $88.3 million for the nine months ended September 30, 2008 from $83.3 million in the nine months ended September 30, 2007. General and administrative expenses as a percentage of net revenue less provision for uncollectibles declined to 8.8% in 2008 from 9.1% in 2007. The increase in general and administrative expenses is primarily due to inflationary growth in salaries and an increase in the number of employees as well as increased incentive plan costs and higher travel costs.

Management Fee and Other Expenses. Management fee and other expenses were $2.7 million and $3.0 million in the nine months ended September 30, 2008 and 2007, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $12.6 million in the nine months ended September 30, 2008 compared to $11.0 million for the nine months ended September 30, 2007. The increase of $1.6 million between periods was due to higher amortization expense related to an increase in contract intangibles from our current year acquisition and depreciation expense related to growth in capital expenditures during 2007 and 2008.

Net Interest Expense. Net interest expense decreased $7.4 million to $34.0 million in the nine months ended September 30, 2008, compared to $41.4 million in the corresponding period in 2007 primarily due to the reduction of our interest rate on the term loan as a result of the second quarter 2007 amendment to our senior credit agreement, a lower interest rate environment in 2008, and reduced outstanding term loan and revolver balances.

Transaction Costs. Transaction costs were $1.8 million for the nine months ended September 30, 2008. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition discussions that terminated in June 2008.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes in the nine months ended September 30, 2008 were $83.9 million compared to $69.1 million in the corresponding period in 2007.

Provision for Income Taxes. The provision for income taxes was $33.9 million in the nine months ended September 30, 2008 compared to $26.6 million in the corresponding period in 2007.

Earnings from Continuing Operations. Earnings from continuing operations were $50.1 million compared to $42.6 million in the corresponding period in 2007.

Loss from Discontinued Operations, net of taxes. Loss from discontinued operations, net of taxes was $0.5 million for the nine months ended September 30, 2007. Contributing to the loss in 2007 were $1.0 million of severance and other exit costs related to the disposal of the anesthesia business unit.

Net Earnings. Net earnings were $50.1 million in the nine months ended September 30, 2008 compared to $42.1 million in the nine months ended September 30, 2007.

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

Cash provided by operating activities in the nine months ended September 30, 2008 was $62.9 million compared to $50.5 million in the corresponding period in 2007. The $12.4 million increase in cash provided by operating activities was principally due to an improvement in profitability and a lower level of accounts receivable funding during 2008. Cash used in investing activities in the nine months ended September 30, 2008 was $21.2 million compared to $23.2 million in the same period of 2007. The $2.0 million decrease in cash used in investing activities was principally due to a decrease in capital expenditures and a decrease in investment purchases between periods at the captive insurance subsidiary, partially offset by an increase in cash payments made related to acquisitions. Cash used in financing activities in the nine months ended September 30, 2008 was $5.0 million compared to $11.4 million in the nine months ended September 30, 2007. The $6.4 million decrease in cash used in financing activities was principally due to the net reduction in outstanding amounts under the revolving credit facility during 2007.

We spent $7.3 million in the first nine months of 2008 and $10.9 million in the first nine months of 2007 for capital expenditures. These expenditures were primarily for information technology investments and related development projects along with projects in support of operational initiatives. The $3.6 million decrease between periods is mainly attributable to higher expenditures in the prior period related to certain capital projects completed during 2007.

We are highly leveraged. As of September 30, 2008, we had $628.3 million in aggregate indebtedness consisting of $413.3 million of our term loan and $215.0 million of the Notes, with an additional $110.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.7 million of undrawn letters of credit) and after consideration of the potential reduction associated with the Lehman bankruptcy.

On November 23, 2005, we issued the Notes in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all of our senior debt and are senior in right of payment to all of our existing and future subordinated indebtedness. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning on December 1, 2009, we may redeem some or all of the Notes at any time at various redemption prices. The Notes are guaranteed jointly and severally by all of our domestic wholly-owned operating subsidiaries as required by the indenture governing the Notes.

Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of November 23, 2012. The senior credit facility agreement and the indenture governing the Notes contain both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow”, as defined in the agreement.

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

During the nine months ended September 30, 2008, we entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting, therefore in the three months ended September 30, 2008, we have recorded the decrease in fair value of the interest rate swaps, net of tax, of approximately $1.0 million as a component of other comprehensive earnings.

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

As of September 30, 2008, we had total cash and cash equivalents of approximately $67.0 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2008. Our ongoing cash needs for the nine months ended September 30, 2008 were substantially met from internally generated operating sources. As of September 30, 2008 there were no amounts outstanding under the revolving credit facility.

During the nine months ended September 30, 2008, $7.5 million in payments were made related to current year acquisitions and no contingent consideration was paid on prior year acquisitions. For the same period in 2007, $2.4 million in cash payments were made related to an acquisition completed in August 2007 and $1.1 million related to contingent considerations paid on a prior year acquisition. Future contingent payment obligations are approximately $18.5 million as of September 30, 2008.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of September 30, 2008, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $82.0 million. Investments of captive insurance are carried at fair market value and as of September 30, 2008 reflected $0.3 million of net unrealized gains. Effective June 1, 2008, we have renewed our fronting carrier program with a commercial insurance carrier through May 31, 2009. In connection with this renewal, we paid cash premiums of approximately $10.8 million during the second quarter of 2008. Based upon the results of our most recent actuarial report and insurance program renewal, we anticipate cash funding to the captive insurance subsidiary of approximately $22.3 million. We anticipate such fundings to the captive insurance subsidiary will commence during October 2008 and will continue through May 2009. For the nine months ended September 30, 2008, we also funded a total of $1.5 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

Under the indenture governing the Notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$22,930	$15,428	$50,063	$42,052
Loss from discontinued operations, net of taxes	—	152	—	499
Interest expense, net	10,438	13,639	34,033	41,430
Provision for income taxes	15,986	9,352	33,885	26,552
Depreciation and amortization	4,553	3,868	12,559	10,956

EBITDA	53,907	42,439	130,540	121,489
Management fee and other expenses(a)	960	1,217	2,745	3,035
Transaction costs	19	—	1,805	—
Restricted unit expense(b)	163	140	439	417
Insurance subsidiary interest income	1,173	844	3,040	2,330
Severance and other charges	(118)	265	1,340	1,610

Adjusted EBITDA*	$56,104	$44,905	$139,909	$128,881

*	Adjusted EBITDA totals include the effects of professional liability loss reserve adjustments associated with prior years of $26,529 and $12,490 for the three months ended September 30, 2008 and 2007, respectively, and $40,364 and $32,089 for the nine months ended September 30, 2008 and 2007, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Reflects management sponsor fee and loss on disposal of assets.
(b)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the 2005 Unit Plan.

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

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

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

At September 30, 2008, the fair value of the Company’s total debt, which has a carrying value of $628.3 million, was approximately $582.6 million. The Company had $413.3 million of variable debt outstanding at September 30, 2008. If the market interest rates for the Company’s variable rate borrowings had averaged 1%

more subsequent to December 31, 2007, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $3.1 million for the nine months ended September 30, 2008. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. Except for $200.0 million of interest rate swaps that were executed during 2008, this level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2007.

Item 4T.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2008 there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

31.1	Certification by Greg Roth for Team Finance LLC dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated exhibits in the Company’s Registration Statement on Form S-4 dated March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report on Form 10-Q to be signed on their behalf by the undersigned thereunto duly authorized.

TEAM FINANCE LLC HEALTH FINANCE CORPORATION

/s/ GREG ROTH
Greg Roth Chief Executive Officer

November 10, 2008

/s/ DAVID P. JONES
David P. Jones Chief Financial Officer

November 10, 2008

EXHIBIT INDEX

3.1	Certificate of Formation of Team Health Holdings, LLC*

3.2	Amended and Restated Limited Liability Agreement of Team Health Holdings, LLC, dated November 22, 2005*

3.3	Certificate of the Merger of Team Health Holdings LLC and Ensemble Acquisition, LLC, dated November 17, 2005*

3.4	Certificate of Formation of Team Finance LLC*

3.5	Limited Liability Company Agreement of Team Finance LLC*

3.6	Certificate of Incorporation of Health Finance Corporation*

3.7	By-laws of Health Finance Corporation*

31.1	Certification by Greg Roth for Team Finance LLC dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David P. Jones for Team Finance LLC dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Greg Roth for Health Finance Corporation dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by David P. Jones for Health Finance Corporation dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Greg Roth for Team Finance LLC dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Jones for Team Finance LLC dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Greg Roth for Health Finance Corporation dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by David P. Jones for Health Finance Corporation dated November 10, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated exhibits in the Company’s Registration Statement on Form S-4 dated March 16, 2006.